Form 10-Q
period 1994-12-31
PAINEWEBBER INCOME PROPERTIES EIGHT LTD PARTNERSHIP
filed 1995-02-14
CIK 792888

PAINEWEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                    December 31, 1994 and September 30, 1994
                                   (Unaudited)

ASSETS
                                                     December 31  September 30
Operating investment property:
   Land                                              $ 6,664,525 $ 6,664,525
   Buildings and improvements                         25,790,930  25,790,930
   Furniture, fixtures and equipment                   3,576,114   3,481,880
                                                      36,031,569  35,937,335
   Less accumulated depreciation                      (9,118,255) (8,894,088)
                                                      26,913,314  27,043,247

Investments in joint ventures, at equity                 727,121   1,058,322
Cash and cash equivalents                              1,288,635   1,496,258
Cash reserved for capital expenditures                   507,667     757,747
Accounts receivable                                      333,323     286,022
Due from Marriott Corporation                            195,327           -
Inventories                                              130,857     137,940
Other assets                                              64,070      50,471
Deferred expenses, net                                   242,980     260,175
                                                     $30,403,294 $31,090,182

   LIABILITIES AND PARTNERS' DEFICIT

Accounts payable and accrued expenses                $   236,507 $   481,014
Accounts payable - affiliates                              1,886       1,886
Accrued interest payable                                 337,473     287,335
Due to Marriott Corporation                                    -      12,365
Loan payable to Marriott Corporation                   5,872,222   5,727,829
Mortgage notes payable                                35,546,002  35,237,055
Partners' deficit                                    (11,590,796) (10,657,302)
                                                     $30,403,294 $31,090,182

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
              For the three months ended December 31, 1994 and 1993
                                   (Unaudited)
                                                       General    Limited
                                                       Partners   Partners

Balance at September 30, 1993                         $(452,802) $ (6,228,144)
Net loss                                                (12,821)   (1,205,912)
BALANCE AT DECEMBER 31, 1993                          $(465,623) $ (7,434,056)

Balance at September 30, 1994                         $(494,632) $(10,162,670)
Net loss                                                 (9,820)     (923,674)
BALANCE AT DECEMBER 31, 1994                          $(504,452) $(11,086,344)



                             See accompanying notes.


             PAINEWEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
              For the three months ended December 31, 1994 and 1993
                                   (Unaudited)

                                                          1994        1993
REVENUES:
   Hotel revenues                                   $  1,693,650   $ 1,538,624
   Interest and other income                              22,947        13,277
                                                       1,716,597     1,551,901

EXPENSES:
   Hotel operating expenses                            1,308,028     1,309,158
   Interest expense                                      762,528       729,982
   Depreciation and amortization                         241,362       379,988
   General and administrative                             63,222        51,748
                                                       2,375,140     2,470,876

Operating loss                                          (658,543)     (918,975)

Partnership's share of ventures' losses                 (274,951)     (299,758)

Net loss                                            $   (933,494)  $(1,218,733)

   Net loss per 1,000 Limited Partnership Units          $(25.98)      $(33.92)

The above per 1,000 Limited Partnership Units information is based upon the 35,548,976 Limited Partnership Units outstanding during each period.



                             See accompanying notes.


             PAINEWEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              For the three months ended December 31, 1994 and 1993
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                                         1994        1993

Cash flows from operating activities:
   Net loss                                      $     (933,494)$ (1,218,733)
   Adjustments to reconcile net loss
   to net cash used for operating activities:
      Interest expense on loan payable to
        Marriott Corporation                            144,393      130,706
      Partnership's share of ventures' losses           274,951      299,758
      Depreciation and amortization                     241,362      379,988
      Amortization of deferred gain on forgiveness
        of debt                                        (200,655)    (187,068)
      Changes in assets and liabilities:
       Accounts receivable                              (47,301)      14,343
       Due to/from Marriott Corporation                (207,692)    (180,895)
       Inventories                                        7,083          973
       Other assets                                     (13,599)     (14,491)
       Accounts payable and accrued expenses           (244,507)     (39,104)
       Accounts payable - affiliates                          -       (4,710)
       Accrued interest payable                          50,138       17,693
            Total adjustments                             4,173      417,193
            Net cash used for operating activities     (929,321)    (801,540)

Cash flows from investing activities:
   Distributions from joint ventures                    160,000      197,897
   Additional investments in joint ventures            (103,750)           -
   Additions to operating investment property           (94,234)           -
   Net withdrawals from capital expenditure reserve     250,080            -
            Net cash provided by investing activities   212,096      197,897

Cash flows from financing activities:
   Proceeds from issuance of notes payable              509,602      523,360

Net decrease in cash and cash equivalents              (207,623)     (80,283)

Cash and cash equivalents, beginning of period        1,496,258    2,292,646

Cash and cash equivalents, end of period            $ 1,288,635  $ 2,212,363

Cash paid during the period for interest            $   768,652  $   768,651



                             See accompanying notes.
1.  General

         The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended September 30, 1994.

         In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

2.  Operating Investment Property

         The Partnership directly owns one operating investment property, the Newport Beach Marriott Suites Hotel. The Partnership acquired a 100% interest in the Marriott Suites Hotel located in Newport Beach, California from the Marriott Corporation on August 10, 1988. The Hotel consists of 254 two-room suites encompassing 201,606 square feet located on approximately 4.8 acres of land. It is managed by Marriott and its affiliates. The operating investment property is carried at cost, adjusted for any guaranty payments received from Marriott (see the Annual Report), less accumulated depreciation.

   The following is a combined summary of Hotel revenues and operating expenses for the three months ended December 31, 1994 and 1993 respectively.

                                                   1994              1993

      REVENUES:
         Guest rooms                           $1,234,808         $1,145,428
         Food and beverage                        412,125            393,196
         Other revenues                                 -                  -
                                               $1,646,933         $1,538,624

      OPERATING EXPENSES:
         Guest rooms                           $  367,748         $  333,775
         Food and beverage                        300,250            393,384
         Other operating expenses                 540,997            452,464
         Management fees - Manager                 30,804             30,772
         Real estate taxes                         68,229             98,763
                                               $1,308,028         $1,309,158



    The operating expenses of the Hotel noted above include significant transactions with the Manager. All Hotel employees are employees of the Manager and the related payroll costs are allocated to the Hotel operations by the Manager. A majority of the supplies and food purchased during both periods were purchased from an affiliate of the Manager.
    In addition, the Manager also allocates employee benefit costs, advertising costs and management training costs to the Hotel.

3.  Investments in Joint Venture Partnerships

     The Partnership has investments in four joint ventures which own five operating properties as more fully described in the Partnership's Annual Report. The joint ventures are accounted for under the equity method in the Partnership's financial statements because the Partnership does not have a voting control interest in the ventures. Under the equity method, the investment in a joint venture is carried at cost adjusted for the Partnership's share of the venture's earnings, losses and distributions.

         Summarized operations of the four joint ventures follow:

                     CONDENSED SUMMARY OF OPERATIONS
          For the three months ended December 31, 1994 and 1993
                               (Unaudited)

                                                   1994              1993

      Rental revenues                          $  946,000        $   904,000
      Other income                                 41,000             39,000
                                                  987,000            943,000

      Property operating expenses                 613,000            559,000
      Interest expense                            385,000            390,000
      Depreciation and amortization               239,000            268,000
                                                1,237,000          1,217,000
      Net loss                                $  (250,000)       $  (274,000)

      Net loss:
        Partnership's share of income (loss)  $  (272,000)       $  (297,000)
        Co-venturers' share of income (loss)       22,000             23,000
                                              $  (250,000)       $  (274,000)

               RECONCILIATION OF PARTNERSHIP'S SHARE OF OPERATIONS

      Partnership's share of combined
        loss, as shown above                  $  (272,000)       $  (297,000)
      Amortization of excess basis                 (3,000)            (3,000)
      Partnership's share of ventures'
        losses                                $  (275,000)       $  (300,000)


4.Related Party Transactions

  Included in general and administrative expenses for three months ended December 31, 1994 and 1993 is $27,915 and $28,656, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

  Also included in general and administrative expenses for the three months ended December 31, 1994 and 1993 is $491 and $1,223, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

5.Mortgage Notes Payable

  Mortgage notes payable at December 31, 1994 and September 30, 1994 consists of the following:

                                                    December 31  September 30

   Permanent mortgage loan secured by the Newport
   Beach Marriott Suites Hotel (see Note 2),
   bearing interest at 10.09% per annum from
   disbursement through August 10, 1992.
   Interest accrues at 9.59% per annum from
   August 11, 1992 through August 10, 1995 and at
   a variable rate of adjusted LIBOR, as defined,
   plus 2.5% per annum from August 11, 1995 until
   maturity.  On August 11, 1996 the balance of
   principal together with all accrued but unpaid
   interest thereon shall be due.  See discussion
   regarding default and modification below.      $ 32,060,518  $32,060,518

   Add:  Unamortized deferred gain from
   forgiveness of debt                                 122,842      323,497
                                                    32,183,360   32,384,015

   Nonrecourse senior promissory notes payable,
   bearing interest at a variable rate of
   adjusted LIBOR, as defined, plus one percent
   per annum.  Payments on the loan are to be
   made from available cash flow of the Newport
   Beach Marriott Suites Hotel (see discussion
   below)                                            3,362,642    2,853,040
                                                  $ 35,546,002  $35,237,055



      As discussed in the Annual Report, the Partnership was in default under the terms of the Newport Beach Marriott loan agreement from the second quarter of fiscal 1991 through the first quarter of fiscal 1993. On January 25, 1993, the Managing General Partner and the lender finalized an agreement on a modification of the first mortgage loan secured by the Hotel which was retroactive to August 11, 1992. Per the terms of the modification, the maturity date of the loan was extended one year to August 11, 1996. The new loan amount is $32,060,518 (the original principal of $29,400,000 plus $2,660,518 of unpaid interest and fees). The new loan amount bears interest at a rate of 9.59% commencing on August 11, 1992 through August 11, 1995 and at a variable rate of the adjusted LIBOR index, as defined, plus 2.5% from August 11, 1995 through the final maturity date. The Partnership will pay to the lender on a monthly basis as debt service, an amount equal to Hotel Net Cash, as defined in the Hotel management agreement. In order to increase Hotel Net Cash, Marriott has agreed to reduce its Base Management Fee by one percent of total revenue through calendar year 1996. In addition, the reserve for the replacement of equipment and improvements, which is funded out of a percentage of gross revenues generated by the Hotel, was reduced to two percent of gross revenues in 1992 and to three percent of gross revenues thereafter. As part of the modification agreement, the Partnership agreed to make additional debt service contributions to the lender of $400,000, of which $50,000 was paid at the closing of the modification and the balance will be contributed $100,000 per year, payable on a monthly basis in arrears for forty-two months. Under the terms of the modification, events of default include payment default with respect to the Partnership's additional debt service contributions to the lender, failure of the Hotel to meet certain performance tests, as defined, plus additional default provisions as specified in the modification agreement.

      An additional loan facility from the existing lender of up to $4,000,000 will be used to pay expected debt service shortfalls after August 11, 1992.
This additional loan facility bears interest at a variable rate of adjusted LIBOR (7.125% at December 31, 1994), as defined, plus one percent per annum. Interest on the new loan facility is payable currently only to the extent of available cash flow from Hotel operations. Interest deferred due to the lack of available cash flow is added to the principal balance of the new loan. At December 31, 1994, the Partnership has drawn $3,362,642 under this additional loan facility. The restructuring of the mortgage note payable has been accounted for in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". Accordingly, the forgiveness of debt aggregating $1,766,609, which represents the difference between accrued interest and fees recorded under the original loan agreement and the agreed upon amount of the outstanding interest and fees of $2,660,518 per the terms of the modification at September 30, 1992, has been deferred and is being amortized as a reduction of interest expense prospectively, using the effective interest method, over the remaining term of the Hotel's indebtedness.


             PAINEWEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

     As previously reported, on January 25, 1993 the Managing General Partner and the lender on the Newport Beach Marriott Suites Hotel finalized an agreement on a modification of the first mortgage loan secured by the Hotel which was retroactive to August 11, 1992. Per the terms of the modification, the maturity date of the loan was extended one year to August 11, 1996. The principal amount of the loan was adjusted to $32,060,518 (the original principal of $29,400,000 plus $2,660,518 of unpaid interest and fees). The outstanding balance of the loan bears interest at a rate of 9.59% through August 11, 1995 and at a variable rate of the adjusted LIBOR index, as defined, plus 2.5% from August 11, 1995 through the final maturity date. The Partnership will pay to the lender on a monthly basis as debt service, an amount equal to Hotel Net Cash, as defined in the Hotel management agreement. In order to increase Hotel Net Cash, Marriott agreed to reduce its Base Management Fee by one percent of total revenue through January 3, 1997. In addition, the reserve for the replacement of equipment and improvements, which is funded out of a percentage of gross revenues generated by the Hotel, was reduced to two percent of gross revenues in 1992 and is equal to three percent of gross revenues thereafter through January 3, 1997. As part of the modification agreement, the Partnership agreed to make additional debt service contributions to the lender of $400,000, of which $50,000 was paid at the closing of the modification and the balance will be payable on a monthly basis in arrears for forty-two months. Under the terms of the modification, events of default include payment default with respect to the Partnership's additional debt service contributions to the lender, failure of the Hotel to meet certain performance tests, as defined, plus additional default provisions as specified in the modification agreement.

     As part of the agreement to modify the Hotel's mortgage debt, an additional loan facility of up to $4,000,000 was made available from the existing lender to be used to pay debt service shortfalls. This additional loan facility bears interest at a variable rate of adjusted LIBOR (7.125% at December 31, 1994), as defined, plus one percent per annum. Interest on the new loan facility is payable currently only to the extent of available cash flow from Hotel operations. Interest deferred due to the lack of available cash flow is added to the principal balance of the new loan. During fiscal 1994, the net cash flow generated by the Newport Beach Marriott was approximately $1.6 million. Interest expense payable to the lender under the terms of the modification agreement for fiscal 1994 totalled approximately $3 million. Accordingly, the Partnership added approximately $1.4 million to the amounts drawn under the additional loan facility during fiscal 1994. The total amount owed under this lending arrangement amounted to approximately $3,363,000 as of December 31, 1994. At the current rate, the $4 million limitation on debt service advances will be reached prior to the end of fiscal 1995, at which time a further modification of the mortgage obligation will be required. Management has had preliminary discussions with the lender regarding the operations of the Hotel and the need for a further modification of the loan terms. However, it is uncertain at this time whether the lender will agree to a further modification of the loan. In the event that an agreement with the lender cannot be reached, the result could be a foreclosure on the operating investment property. Under any circumstances, the operating results of the Hotel will have to improve dramatically in order for the Partnership to recover any of its original investment in the Newport Beach Marriott Suites Hotel. The eventual outcome of the matter cannot be determined at this time.

     The loss of the Atlanta Marriott Suites to foreclosure in fiscal 1992 and the uncertain prospects for recovery of the Partnership's investment in the Newport Beach Marriott, as discussed further above, mean that the Partnership will be unable to return the full amount of the original invested capital to the Limited Partners. The two hotel investments represented 63% of the Partnership's original investment portfolio. The amount of capital which will be returned will depend upon the proceeds received from the disposition of the Partnership's other investments, which cannot presently be determined. The Partnership's other investments consist of four multi-family apartment complexes and one retail shopping center. In October 1993, the sole anchor tenant of the Norman Crossing property vacated the center to relocate its operations. This anchor tenant, which occupied 25,000 square feet of the property's 52,000 net leasable square feet, is still obligated under the terms of its lease which runs through the year 2007. To date, all rents due from this tenant have been collected. Nonetheless the significant vacancy has had, and likely will continue to have, an adverse effect on the ability to retain existing shop space tenants and to lease other vacant shop space at the center, which had been 100% occupied prior to the anchor tenant's departure. The center was 46% occupied as of December 31, 1994. Management has begun an aggressive campaign to fill the vacant anchor tenant space and to renew other tenant leases. The property manager is working with the former anchor tenant to find a replacement tenant for this space, either under a direct lease agreement with the joint venture or under a sub-lease with the former anchor. However, the timing of any future leasing of this anchor space is uncertain. The joint venture may have to make significant tenant improvements and grant further rental concessions in order to maintain a high occupancy rate. Funding for such improvements, along with any operating cash flow deficits incurred during this period of re-stabilization for the shopping center, would be provided primarily by the Partnership. Management is prepared to fund the Partnership's share of such amounts in the near-term and believes that the property will re-stabilize once a replacement anchor tenant is identified. There are no assurances that this will occur in the near future.

Conditions in the markets for multi-family residential properties across the country continued to show signs of improvement. The recent increase in market interest rate levels should help further such improvement as it reduces the competition from the single-family home market and it makes construction of new multi-family units more expensive to finance. The absence of significant new construction has allowed the oversupply which existed in many markets as a result of the overbuilding of the 1980's to be absorbed. The results of this absorption have been stabilized occupancy levels and a gradual improvement in rental rates, which have had a positive impact on cash flow levels and, consequently, property values. Management expects further improvements in these conditions in fiscal 1995. In addition, significant progress was made during 1994 toward resolving the remedial repair work and associated litigation affecting the Partnership's investments in the Meadows, Spinnaker Landing and Bay Club Apartments. The current status of such matters is discussed in more detail below.

      Management renewed marketing and leasing efforts at the Spinnaker Landing and Bay Club Apartments during the latter part of fiscal 1993 upon the completion of the repair work to correct the construction defects, and occupancy levels had stabilized in the mid-90's as of December 31, 1994. However, the venture had negative operating cash flow during fiscal 1994, and management expects a modest cash flow deficit for fiscal 1995, which will be funded from available recoveries on certain legal claims, as discussed further below. Management is hopeful that further improvement in market conditions, combined with further local market acceptance of the improved physical condition and appearance of the renovated apartment properties, will enable the venture to achieve above breakeven cash flow levels by the end of fiscal 1995. During fiscal 1994 and the first quarter of fiscal 1995, the venture settled most of the outstanding litigation related to the construction defects. In addition to the net cash proceeds received at the time of the primary settlement between the venture and the developer of both properties, which was executed in fiscal 1992, the venture also received a note in the amount of $161,500 from the developer which was due in 1994. During fiscal 1993, the venture agreed to accept a discounted payment of $113,050 in full satisfaction of the note if payment was made by December 31, 1993. The developer made this discounted payment to the venture in the first quarter of fiscal 1994. In addition, during fiscal 1994 the venture received additional settlement proceeds totalling approximately $351,000 from its pursuit of claims against certain subcontractors of the development company and other responsible parties. Additional settlements totalling approximately $210,000 were collected in the current quarter. Only one claim against a subcontractor remains outstanding at the present time. A trial regarding this remaining claim is currently scheduled for March 1995. The outcome of this litigation cannot be predicted at the present time. Under the terms of the venture's loan modification agreement, half of the additional proceeds, if any, received from this remaining claim, after payment of certain litigation-related expenses, are to be paid to the venture's mortgage lender, up to the amount of its additional advances.

     As part of the initial settlement with the developer of the Spinnaker Landing and Bay Club Apartments, the venture also negotiated a loan modification agreement which provided the majority of the additional funds needed to complete the repairs to the operating properties and extended the maturity date for repayment of the obligation to December 1996. Under the terms of the loan modification, which was executed in December 1991, the lender agreed to loan to the joint venture 80% of the additional amounts necessary to complete the repair of the properties up to a maximum of $760,000. Advances through the completion of the repair work totalled approximately $617,000. The loan modification agreement also required the lender to defer all past due interest and all of the interest due in calendar 1992. During 1993, the joint venture was not in compliance with the loan modification agreement with respect to scheduled payments of principal and interest due to negative cash flow from operations. However, on November 1, 1993 a second loan modification was reached in which the lender agreed to an additional deferral of debt service payments, through July 1, 1993, which would be added to the loan principal. The execution of this second modification agreement cured any defaults on the part of the joint venture. Additional amounts owed to the lender as a result of the deferred payments, after the effect of the second modification agreement and including accrued interest, total approximately $1,073,000 as of September 30, 1994. These additional amounts owed to the lender, while critical and necessary to the process of correcting the construction defects, have further subordinated the equity position of the Partnership in these investment properties. Furthermore, under the terms of the second modification agreement, beginning in 1993, 100% of any net cash flow available after the payment of current debt service requirements will be payable to the lender until all deferred interest has been paid; thereafter 50% of any net cash flow will be payable to the lender to be applied against outstanding principal. During the quarter ended December 31,1994, the venture used a portion of the proceeds from the legal claim settlements described above to repay the Partnership for its prior advances and accrued interest thereon in the aggregate amount of approximately $207,000. However, due to the terms of the venture's debt agreement, no additional funds are expected to be received from this venture for the foreseeable future.

     During fiscal 1991, the Partnership discovered that certain materials used to construct The Meadows in the Park Apartments, in Birmingham, Alabama, were manufactured incorrectly and would require substantial repairs. During fiscal 1992, the Meadows joint venture engaged local legal counsel to seek recoveries from the venture's insurance carrier, as well as various contractors and suppliers, for the venture's claim of damages, which are estimated at between $1.6 and $2.1 million, not including legal fees and other incidental costs. During fiscal 1993, the insurance carrier deposited approximately $522,000 into an escrow account controlled by the venture's mortgage lender in settlement of the undisputed portion of the venture's claim. During fiscal 1994, the insurer agreed to enter into non-binding mediation towards settlement of the disputed claims out of court. On October 3, 1994, the joint venture verbally agreed to settle its claims against the insurance carrier, architect, general contractor and the surety/completion bond insurer for $1,714,000, which is in addition to the $522,000 previously paid by the insurance carrier. These settlement proceeds were escrowed with the mortgage holder. The nonrecourse mortgage payable secured by the Meadows' operating property matured on November 1, 1994. Subsequent to year-end, the venture obtained an extension of the maturity date from the lender to January 1, 1995. Subsequent to the end of the first quarter, delays in the closing process for a new loan resulted in the inability to repay the current mortgage loan upon the expiration of the forbearance period. On January 3, 1995, the mortgage lender sent a formal default notice to the venture stating that a default interest rate of 15.5% per annum would be applied to the loan effective January 1, 1995. On February 7, 1995, the venture closed on a new loan and fully repaid the prior mortgage debt obligation. The new debt, in the initial principal amount of $4,850,000, bears interest at a variable rate equal to the 30-day LIBOR rate plus 2.25%. The loan has a 5-year term and requires monthly interest and principal payments based on a 25-year amortization schedule. Under the terms of the new loan, the settlement proceeds will be used to complete the required repairs. The loan will be fully recourse to the joint venture and to the partners of the joint venture until the repairs are completed, at which time the entire obligation will become non-recourse. Now that the refinancing is completed, these repairs will be made as soon as possible. There should be minimal disruption to the property's tenants during this repair process and the situation, once corrected, is not expected to have an adverse effect on the future market value of the investment property.

     At December 31, 1994, the Partnership had available cash and cash equivalents of approximately $1,289,000. Such cash and cash equivalents will be utilized as needed for Partnership requirements such as the payment of operating expenses and the funding of joint venture capital improvements, operating deficits or refinancing expenses. In addition, the Partnership had a cash reserve of approximately $508,000 as of December 31, 1994, which is held by Marriott Corporation and is to be used exclusively for repairs and replacements related to the Newport Beach Marriott Suites Hotel. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's income-producing investment properties and proceeds received from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.



RESULTS OF OPERATIONS

     The Partnership had a net loss of approximately $933,000 for the three months ended December 31, 1994, as compared to a net loss of approximately $1,219,000 for the same period in the prior year. The primary reason for this decrease in net loss of approximately $286,000 was a decrease in the Partnership's operating loss in fiscal 1995. The Partnership's operating loss decreased by approximately $260,000 mainly due to an increase in net operating income from the Newport Beach Marriott Suites Hotel, due to the higher occupancy levels achieved at the Hotel in the current year, and a decrease in depreciation and amortization expense, due to certain deferred fees being fully amortized in the prior year. The increase in Hotel net operating income and the decrease in depreciation and amortization expense were partially offset by an increase in interest expense, which was the result of the increased advances under the additional loan facility from the Hotel's mortgage lender to pay debt service shortfalls and an increase in the variable interest rate on this loan facility. The decrease in the Partnership's net loss can also be partially attributed to a small decrease in the Partnership's share of ventures' losses. This decrease of approximately $25,000 is mainly attributable to an increase in rental income at the Spinnaker Landing and Bay Club Apartments as a result of renewed leasing efforts during fiscal 1994, as discussed further above.


             PAINEWEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP


                                SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PAINEWEBBER INCOME PROPERTIES
                                     EIGHT LIMITED PARTNERSHIP



                                   By:  Eighth Income Properties, Inc.
                                        Managing General Partner


                                   By: /s/ Walter V. Arnold
                                        Walter V. Arnold
                                        Senior Vice President and Chief
                                        Financial Officer



Dated:  February 13, 1995