Form 10-Q
period 1995-03-31
PAINEWEBBER INCOME PROPERTIES EIGHT LTD PARTNERSHIP
filed 1995-05-15
CIK 792888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                            FORM 10-Q
               ----------------------------------

    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED  MARCH 31, 1995

                               OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from           to          .


                     Commission File Number  :  0-17148



            PAINEWEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


            Delaware                                  04-2921780
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


265 Franklin Street, Boston, Massachusetts                           02110
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code  (617) 439-8118

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No .

            PAINEWEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                     March 31, 1995 and September 30, 1994
                                  (Unaudited)
                                     ASSETS
                                                      March 31   September 30

Operating investment property:
   Land                                              $ 6,664,525 $ 6,664,525
   Buildings and improvements                         25,918,690  25,790,930
   Furniture, fixtures and equipment                   3,481,880   3,481,880
                                                      36,065,095  35,937,335
   Less accumulated depreciation                      (9,341,108) (8,894,088)
                                                      26,723,987  27,043,247

Investments in joint ventures, at equity                 674,166   1,058,322
Cash and cash equivalents                              1,373,023   1,496,258
Cash reserved for capital expenditures                   536,169     757,747
Accounts receivable                                      319,684     286,022
Due from Marriott Corporation                             99,434           -
Inventories                                              125,958     137,940
Other assets                                              58,831      50,471
Deferred expenses, net                                   225,787     260,175
                                                     $30,137,039 $31,090,182

                       LIABILITIES AND PARTNERS' DEFICIT

Mortgage notes payable in default                    $36,060,518 $35,237,055
Accounts payable and accrued expenses                    225,235     481,014
Accounts payable - affiliates                              1,886       1,886
Accrued interest payable                                 131,450     287,335
Due to Marriott Corporation                                    -      12,365
Loan payable to Marriott Corporation                   6,020,254   5,727,829
Partners' deficit                                    (12,302,304)(10,657,302)
                                                    $ 30,137,039 $31,090,182

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                For the six months ended March 31, 1995 and 1994
                                  (Unaudited)
                                                        General     Limited
                                                       Partners     Partners

Balance at September 30, 1993                       $ (452,802)    $(6,228,144)
Net loss                                               (23,298)     (2,191,395)
BALANCE AT MARCH 31, 1994                           $ (476,100)    $(8,419,539)

Balance at September 30, 1994                       $ (494,632)   $(10,162,670)
Net loss                                               (17,305)     (1,627,697)
BALANCE AT MARCH 31, 1995                           $ (511,937)   $(11,790,367)



                            See accompanying notes.


            PAINEWEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
          For the three and six  months ended March 31, 1995 and 1994
                                  (Unaudited)

                                  Three Months Ended     Six Months Ended
                                       March 31,              March 31,
                                 1995         1994        1995        1994

REVENUES:
   Hotel revenues              $1,986,499 $1,975,402  $3,633,432  $3,514,026
   Interest and other income       65,761     16,890      88,708      30,167
                                2,052,260  1,992,292   3,722,140   3,544,193
EXPENSES:
   Hotel operating expenses     1,491,809  1,502,143   2,799,837   2,811,301
   Interest expense               923,338    735,431   1,685,866   1,465,413
   Depreciation and
     amortization                 240,047    379,989     481,408     759,977
   General and administrative      38,913    157,834     102,136     209,582
                                2,694,107  2,775,397   5,069,247   5,246,273
Operating loss                   (641,847)  (783,105) (1,347,107) (1,702,080)

Partnership's share of
 ventures' losses                 (22,944)  (212,855)   (297,895)   (512,613)

NET LOSS                        $(664,791) $(995,960)$(1,645,002)$(2,214,693)

Net loss per 1,000 Limited
  Partnership Units               $(18.50)   $(27.72)    $(45.79)    $(61.64)


The above net loss per 1,000 Limited Partnership Units is based upon the 35,548,976 Limited Partnership Units outstanding during each period.
                            See accompanying notes.


            PAINEWEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                For the six months ended March 31, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)
                                                         1995          1994

Cash flows from operating activities:
   Net loss                                         $(1,645,002) $(2,214,693)
   Adjustments to reconcile net loss
   to net cash used for operating activities:
      Interest expense on loan payable to Marriott
       Corporation                                      292,425      264,706
      Partnership's share of ventures' losses           297,895      512,613
      Depreciation and amortization                     481,408      759,977
      Amortization of deferred gain on forgiveness
       of debt                                         (323,497)    (377,445)
      Changes in assets and liabilities:
       Accounts receivable                              (33,662)    (257,803)
       Due to/from Marriott Corporation                (111,799)     (53,671)
       Inventories                                       11,982       (1,232)
       Other assets                                      (8,360)      (5,119)
       Accounts payable and accrued expenses           (255,779)     (30,264)
       Accounts payable - affiliates                          -      (20,771)
       Accrued interest payable                        (155,885)      40,849
            Total adjustments                           194,728      831,840
            Net cash used for operating activities   (1,450,274)  (1,382,853)

Cash flows from investing activities:
   Distributions from joint ventures                    220,500      398,343
   Additional investments in joint ventures            (134,239)           -
   Additions to operating investment property          (127,760)           -
   Net withdrawals from capital expenditure reserve     221,578            -
            Net cash provided by investing activities   180,079      398,343

Cash flows from financing activities:
Proceeds from issuance of notes payable               1,146,960    1,073,274

Net (decrease) increase in cash and cash equivalents   (123,235)      88,764

Cash and cash equivalents, beginning of period        1,496,258    2,292,646

Cash and cash equivalents, end of period             $1,373,023  $ 2,381,410

Cash paid during the period for interest             $1,872,823  $ 1,537,303



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

2.  Operating Investment Property

    The Partnership directly owns one operating investment property, the Newport Beach Marriott Suites Hotel. As of March 31, 1995, the Partnership was in default of the mortgage loans secured by the operating investment property (see Note 5). The Partnership's ability to realize its investment in the Newport Beach Marriott Suites Hotel is dependent upon future events, including restructuring of the outstanding mortgage indebtedness and improved Hotel operations. The Partnership acquired a 100% interest in the Marriott Suites Hotel located in Newport Beach, California from the Marriott Corporation on August 10, 1988. The Hotel consists of 254 two-room suites encompassing 201,606 square feet located on approximately 4.8 acres of land. It is managed by Marriott and its affiliates. As of March 31, 1995 and September 30, 1994, the operating investment property was carried at cost, adjusted for certain guaranty payments received from Marriott (see the Annual Report), less accumulated depreciation.

   The following is a summary of Hotel revenues and operating expenses for the three and six months ended March 31, 1995 and 1994.

                                  Three Months Ended        Six Months Ended
                                       March 31,                  March 31,
                                  1995          1994        1995       1994

      REVENUES:
         Guest rooms          $1,482,095   $1,464,071   $2,716,903 $2,609,499
         Food and beverage       316,371      427,963      728,496    821,159
         Other revenues          188,033       83,368      188,033     83,368
                              $1,986,499   $1,975,402   $3,633,432 $3,514,026

      OPERATING EXPENSES:
         Guest rooms          $  413,536  $  383,771   $  781,284  $  717,546
         Food and beverage       409,668     335,534      709,918     728,918
         Other operating
          expenses               471,059     566,457    1,012,056   1,017,019
         Management fees -
          Manager                 39,730      38,313       70,534      69,085
         Selling, general
          and administration      66,166      84,798       66,166      86,700
         Real estate taxes        91,650      93,270      159,879     192,033
                              $1,491,809  $1,502,143   $2,799,837  $2,811,301



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

    Summarized operations of the four joint ventures for the three and six months ended March 31, 1995 and 1994 are as follows:

                     CONDENSED SUMMARY OF OPERATIONS
        For the three and six months ended March 31, 1995 and 1994

                                  Three Months Ended     Six Months Ended
                                        March 31,             March 31,
                                   1995       1994        1995        1994

      Rental revenues            $909,000   $906,000  $1,855,000  $1,810,000
      Other income                 53,000     80,000      94,000     119,000
                                  962,000    986,000   1,949,000   1,929,000

      Property operating
        expenses                  417,000    527,000   1,030,000   1,086,000
      Interest expense            424,000    387,000     809,000     777,000
      Depreciation and
        amortization              243,000    230,000     482,000     498,000
                                1,084,000  1,144,000   2,321,000   2,361,000
      Net loss                  $(122,000) $(158,000)  $(372,000) $ (432,000)

      Net loss:
       Partnership's share of
         combined income (loss)  $(20,000) $(210,000)  $(292,000) $ (507,000)
       Co-venturers' share of
         combined income (loss)  (102,000)    52,000     (80,000)     75,000
                               $ (122,000) $(158,000)  $(372,000) $ (432,000)

              RECONCILIATION OF PARTNERSHIP'S SHARE OF OPERATIONS

      Partnership's share of
        combined loss, as
        shown above             $ (20,000) $(210,000)  $(292,000) $ (507,000)

      Amortization of excess
        basis                      (3,000)    (3,000)     (6,000)     (6,000)
      Partnership's share of
        ventures' losses        $ (23,000) $(213,000)  $(298,000)  $(513,000)


4.Related Party Transactions

  Included in general and administrative expenses for six months ended March 31, 1995 and 1994 is $43,568 and $59,040, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

  Also included in general and administrative expenses for the six months ended March 31, 1995 and 1994 is $2,059 and $1,223, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

5.Mortgage Notes Payable in Default

  Mortgage notes payable at March 31, 1995 and September 30, 1994 consists of the following:

                                                       March 31  September 30

   Permanent mortgage loan secured by the Newport
   Beach Marriott Suites Hotel (see Note 2), bearing interest at 10.09% per annum from disbursement through August 10, 1992.
   Interest accrues at 9.59% per annum from
   August 11, 1992 through August 10, 1995 and at
   a variable rate of adjusted LIBOR, as defined,
   plus 2.5% per annum from August 11, 1995 until
   maturity.  On August 11, 1996 the balance of
   principal together with all accrued but unpaid
   interest thereon shall be due.  See discussion
   regarding default below.                       $ 32,060,518   $32,060,518

   Add:  Unamortized deferred gain from
   forgiveness of debt                                       -       323,497
                                                    32,060,518    32,384,015

   Nonrecourse senior promissory notes payable,
   bearing interest at a variable rate of
   adjusted LIBOR, as defined, plus one percent
   per annum.  Payments on the loan are to be
   made from available cash flow of the Newport
   Beach Marriott Suites Hotel (see discussion
   below).                                           4,000,000     2,853,040
                                                   $36,060,518   $35,237,055


As discussed in the Annual Report, the Partnership was in default under the terms of the Newport Beach Marriott loan agreement from the second quarter of fiscal 1991 through the first quarter of fiscal 1993. On January 25, 1993, the Managing General Partner and the lender finalized an agreement on a modification of the first mortgage loan secured by the Hotel which was retroactive to August

11, 1992. Per the terms of the modification, the maturity date of the loan was extended one year to August 11, 1996. The new loan amount is $32,060,518 (the original principal of $29,400,000 plus $2,660,518 of unpaid interest and fees). The new loan amount bears interest at a rate of 9.59% commencing on August 11, 1992 through August 11, 1995 and at a variable rate of the adjusted LIBOR index, as defined, plus 2.5% from August 11, 1995 through the final maturity date. The Partnership is obligated to pay to the lender on a monthly basis as debt service, an amount equal to Hotel Net Cash, as defined in the Hotel management agreement. In order to increase Hotel Net Cash, Marriott agreed to reduce its Base Management Fee by one percent of total revenue through calendar year 1996. In addition, the reserve for the replacement of equipment and improvements, which is funded out of a percentage of gross revenues generated by the Hotel, was reduced to two percent of gross revenues in 1992 and to three percent of gross revenues thereafter. As part of the modification agreement, the Partnership agreed to make additional debt service contributions to the lender of $400,000, of which $50,000 was paid at the closing of the modification and the balance is to be contributed $100,000 per year, payable on a monthly basis in arrears for forty-two months. Under the terms of the modification, events of default include payment default with respect to the Partnership's additional debt service contributions to the lender, failure of the Hotel to meet certain performance tests, as defined, plus additional default provisions as specified in the modification agreement.

An additional loan facility from the existing lender of up to $4,000,000 was available to be used to pay expected debt service shortfalls after August 11, 1992. This additional loan facility bears interest at a variable rate of adjusted LIBOR (7.1719% at March 31, 1995), as defined, plus one percent per annum. Interest on the new loan facility is payable currently to the extent of available cash flow from Hotel operations. Interest deferred due to the lack of available cash flow can be added to the principal balance of the new loan until the loan balance reaches the $4,000,000 limitation. At March 31, 1995, the Partnership had exhausted the entire $4,000,000 of this additional loan facility. Subsequent to the end of the quarter, on April 11, 1995, approximately $169,000 of accrued interest on this additional loan facility remained unpaid. Subsequent to the quarter-end, the Partnership received a default notice from the lender. The non-payment of interest constitutes an event of default under the modification agreement which gives the lender the right to declare the entire indebtedness to be immediately due and payable. After preliminary discussions, it is unclear whether the lender would be willing to allow for further modifications to the loan. In the event that an agreement with the lender cannot be reached, the result could be a foreclosure on the operating investment property. The eventual outcome of this matter cannot be determined at this time.

The restructuring of the mortgage note payable completed in fiscal 1993 was accounted for in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". Accordingly, the forgiveness of debt aggregating $1,766,609, which represented the difference between accrued interest and fees recorded under the original loan agreement and the agreed upon amount of the outstanding interest and fees of $2,660,518 per the terms of the modification at September 30, 1992, was deferred and amortized as a reduction of interest expense prospectively, using the effective interest method. As of March 31,1995, this deferred gain had been amortized in its entirety.



            PAINEWEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

     As previously reported, on January 25, 1993 the Managing General Partner and the lender on the Newport Beach Marriott Suites Hotel finalized an agreement on a modification of the first mortgage loan secured by the Hotel which was retroactive to August 11, 1992. Per the terms of the modification, the maturity date of the loan was extended one year to August 11, 1996. The principal amount of the loan was adjusted to $32,060,518 (the original principal of $29,400,000 plus $2,660,518 of unpaid interest and fees). The outstanding balance of the loan bears interest at a rate of 9.59% through August 11, 1995 and at a variable rate of the adjusted LIBOR index, as defined, plus 2.5% from August 11, 1995 through the final maturity date. The Partnership is obligated to pay to the lender on a monthly basis as debt service, an amount equal to Hotel Net Cash, as defined in the Hotel management agreement. In order to increase Hotel Net Cash, Marriott agreed to reduce its Base Management Fee by one percent of total revenue through January 3, 1997. In addition, the reserve for the replacement of equipment and improvements, which is funded out of a percentage of gross revenues generated by the Hotel, was reduced to two percent of gross revenues in 1992 and is equal to three percent of gross revenues thereafter through January 3, 1997. As part of the modification agreement, the Partnership agreed to make additional debt service contributions to the lender of $400,000, of which $50,000 was paid at the closing of the modification and the balance is to be payable on a monthly basis in arrears through the maturity date of the loan. Under the terms of the modification, events of default include payment default with respect to the Partnership's additional debt service contributions to the lender, failure of the Hotel to meet certain performance tests, as defined, plus additional default provisions as specified in the modification agreement.

     As part of the agreement to modify the Hotel's mortgage debt, an additional loan facility of up to $4,000,000 was made available from the existing lender to be used to pay debt service shortfalls. This additional loan facility bears interest at a variable rate of adjusted LIBOR (7.125% at December 31, 1994), as defined, plus one percent per annum. Interest on the new loan facility is payable currently to the extent of available cash flow from Hotel operations. Interest deferred due to the lack of available cash flow can be added to the principal balance of the new loan until the loan balance reaches the $4,000,000 limitation. At March 31, 1995, the Partnership had exhausted the entire $4,000,000 of this additional loan facility. Subsequent to the end of the quarter, on April 11, 1995, approximately $169,000 of accrued interest on this additional loan facility remained unpaid. Subsequent to the quarter-end, the Partnership received a default notice from the lender. The non-payment of interest constitutes an event of default under the modification agreement which gives the lender the right to declare the entire indebtedness to be immediately due and payable. After preliminary discussions, it is unclear whether the lender would be willing to allow for further modifications to the loan. The estimated value of the Hotel property is substantially less than the obligation to the mortgage lender at the present time. Accordingly, the Partnership would only agree to provide additional debt service support if the lender agreed to grant significant concessions which would afford the Partnership the opportunity to recover such additional investments plus a portion of its original investment in the Hotel. In the event that an agreement with the lender cannot be reached, the result could be a foreclosure on the operating investment property. Under any circumstances, the operating results of the Hotel will have to improve dramatically in order for the Partnership to recover any of its original investment in the Newport Beach Marriott Suites Hotel. The eventual outcome of this matter cannot be determined at the present time.

     The loss of the Atlanta Marriott Suites to foreclosure in fiscal 1992 and the uncertain prospects for recovery of the Partnership's investment in the Newport Beach Marriott, as discussed further above, mean that the Partnership will be unable to return the full amount of the original invested capital to the Limited Partners. The two hotel investments represented 63% of the Partnership's original investment portfolio. The amount of capital which will be returned will depend upon the proceeds received from the disposition of the Partnership's other investments, which cannot presently be determined. The Partnership's other investments consist of four multi-family apartment complexes and one retail shopping center. In October 1993, the sole anchor tenant of the Norman Crossing property vacated the center to relocate its operations. This anchor tenant, which occupied 25,000 square feet of the property's 52,000 net leasable square feet, is still obligated under the terms of its lease which runs through the year 2007. To date, all rents due from this tenant have been collected. Nonetheless the significant vacancy has had, and likely will continue to have, an adverse effect on the ability to retain existing shop space tenants and to lease other vacant shop space at the center, which had been 100% occupied prior to the anchor tenant's departure. During the current quarter one of two vacant shops was leased, and, subsequent to the end of the quarter, the other shop was also leased, both at depressed rent levels necessitated by the anchor tenant vacancy. The center was 49% occupied as of March 31, 1995. Management has begun an aggressive campaign to fill the vacant anchor tenant space and to renew other tenant leases. The property manager is working with the former anchor tenant to find a replacement tenant for this space, either under a direct lease agreement with the joint venture or under a sub-lease with the former anchor. However, the timing of any future leasing of this anchor space is uncertain. The joint venture may have to make significant tenant improvements and grant further rental concessions in order to stabilize the operations of this property. Funding for such improvements, along with any operating cash flow deficits incurred during this period of re-stabilization for the shopping center, would be provided primarily by the Partnership. The Partnership has funded cash flow deficits of approximately $39,000 through the first six months of fiscal 1995.

    Conditions in the markets for multi-family residential properties across the country continue to demonstrate gradual improvement as the ongoing absence of large-scale new construction activity continues to improve the markets' supply and demand characteristics. Management expects further improvements in these conditions in fiscal 1995. In addition, significant progress was made during 1994 and the first half of fiscal 1995 toward resolving the remedial repair work and associated litigation affecting the Partnership's investments in the Meadows, Spinnaker Landing and Bay Club Apartments. The current status of such matters is discussed in more detail below.

      Management renewed marketing and leasing efforts at the Spinnaker Landing and Bay Club Apartments during the latter part of fiscal 1993 upon the completion of the repair work to correct the construction defects, and occupancy levels had stabilized in the low to mid-90's as of March 31, 1995. However, the venture had negative operating cash flow during fiscal 1994, and management expects a modest cash flow deficit for fiscal 1995, which will be funded from available recoveries on certain legal claims, as discussed further below.

Management is hopeful that further improvement in market conditions, combined with further local market acceptance of the improved physical condition and appearance of the renovated apartment properties, will enable the venture to achieve above breakeven cash flow levels by the end of fiscal 1995. As of March 31, 1995, the venture has settled substantially all of the outstanding litigation related to the construction defects. In addition to the net cash proceeds received at the time of the primary settlement between the venture and the developer of both properties, which was executed in fiscal 1992, the venture also received a note in the amount of $161,500 from the developer which was due in 1994. During fiscal 1993, the venture agreed to accept a discounted payment of $113,050 in full satisfaction of the note if payment was made by December 31, 1993. The developer made this discounted payment to the venture in the first quarter of fiscal 1994. In addition, during fiscal 1994 the venture received additional settlement proceeds totalling approximately $351,000 from its pursuit of claims against certain subcontractors of the development company and other responsible parties. Additional settlements totalling approximately $210,000 were collected during the first half of fiscal 1995. No significant further litigation proceeds are expected at the present time.

     As part of the initial settlement with the developer of the Spinnaker Landing and Bay Club Apartments, the venture also negotiated a loan modification agreement which provided the majority of the additional funds needed to complete the repairs to the operating properties and extended the maturity date for repayment of the obligation to December 1996. Under the terms of the loan modification, which was executed in December 1991, the lender agreed to loan to the joint venture 80% of the additional amounts necessary to complete the repair of the properties up to a maximum of $760,000. Advances through the completion of the repair work totalled approximately $617,000. The loan modification agreement also required the lender to defer all past due interest and all of the interest due in calendar 1992. During 1993, the joint venture was not in compliance with the loan modification agreement with respect to scheduled payments of principal and interest due to negative cash flow from operations. However, on November 1, 1993 a second loan modification was reached in which the lender agreed to an additional deferral of debt service payments, through July 1, 1993, which was added to the loan principal. The execution of this second modification agreement cured any defaults on the part of the joint venture. Additional amounts owed to the lender as a result of the deferred payments, after the effect of the second modification agreement and including accrued interest, total in excess of $1 million. These additional amounts owed to the lender, while critical and necessary to the process of correcting the construction defects, have further subordinated the equity position of the Partnership in these investment properties. The current aggregate estimated value of the investment properties is below the amount of the debt obligation. Furthermore, under the terms of the second modification agreement, beginning in 1993, 100% of any net cash flow available after the payment of current debt service requirements will be payable to the lender until all deferred interest has been paid; thereafter 50% of any net cash flow will be payable to the lender to be applied against outstanding principal. During the quarter ended December 31,1994, the venture used a portion of the proceeds from the legal claim settlements described above to repay the Partnership for its prior advances and accrued interest thereon in the aggregate amount of approximately $207,000. However, due to the terms of the venture's debt agreement, no additional funds are expected to be received from this venture for the foreseeable future. Management is currently evaluating a proposal from the existing mortgage lender to repay the outstanding debt at a discount. Such a plan would require a sizable equity contribution by the Partnership. Management has been evaluating whether an additional investment of funds in the venture would be economically prudent in light of the future appreciation potential of the properties. At the present time it does not appear likely that the Partnership will choose to commit the additional equity investment required to effect the proposed debt restructuring. Management continues to examine alternative value creation scenarios, however, there are no assurances that the partnership will realize any future proceeds from the ultimate disposition of its interests in these two properties.

     During fiscal 1991, the Partnership discovered that certain materials used to construct The Meadows in the Park Apartments, in Birmingham, Alabama, were manufactured incorrectly and would require substantial repairs. During fiscal 1992, the Meadows joint venture engaged local legal counsel to seek recoveries from the venture's insurance carrier, as well as various contractors and suppliers, for the venture's claim of damages, which were estimated at between $1.6 and $2.1 million, not including legal fees and other incidental costs. During fiscal 1993, the insurance carrier deposited approximately $522,000 into an escrow account controlled by the venture's mortgage lender in settlement of the undisputed portion of the venture's claim. During fiscal 1994, the insurer agreed to enter into non-binding mediation towards settlement of the disputed claims out of court. On October 3, 1994, the joint venture verbally agreed to settle its claims against the insurance carrier, architect, general contractor and the surety/completion bond insurer for $1,714,000, which is in addition to the $522,000 previously paid by the insurance carrier. These settlement proceeds were escrowed with the mortgage holder. The nonrecourse mortgage payable secured by the Meadows' operating property matured on November 1, 1994. During the first quarter of fiscal 1995, the venture obtained an extension of the maturity date from the lender to January 1, 1995. Delays in the closing process for a new loan resulted in the inability to repay the mortgage loan upon the expiration of the forbearance period. On January 3, 1995, the mortgage lender sent a formal default notice to the venture stating that a default interest rate of 15.5% per annum would be applied to the loan effective January 1, 1995. On February 7, 1995, the venture closed on a new loan and fully repaid the prior mortgage debt obligation. The new debt, in the initial principal amount of $5,500,000, bears interest at a variable rate equal to the 30-day LIBOR rate plus 2.25% (equivalent to a rate of approximately 9.5% per annum as of March 31, 1995). The loan has a 5-year term and requires monthly interest and principal payments based on a 25-year amortization schedule. Under the terms of the new loan, the settlement proceeds will be used to complete the required repairs. The loan will be fully recourse to the joint venture and to the partners of the joint venture until the repairs are completed, at which time the entire obligation will become non-recourse. Now that the refinancing is completed, these repairs will be made as soon as possible. There should be minimal disruption to the property's tenants during this repair process, which is expected to be completed by the end of fiscal 1995, and the situation, once corrected, is not expected to have an adverse effect on the future market value of the investment property.

     At March 31, 1995, the Partnership had available cash and cash equivalents of approximately $1,373,000. Such cash and cash equivalents will be utilized as needed for Partnership requirements such as the payment of operating expenses and the funding of joint venture capital improvements, operating deficits or refinancing expenses. In addition, the Partnership had a cash reserve of approximately $536,000 as of March 31, 1995, which is held by Marriott Corporation and is to be used exclusively for repairs and replacements related to the Newport Beach Marriott Suites Hotel. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's income-producing investment properties and proceeds received from the sale or refinancing of such properties.


RESULTS OF OPERATIONS
Three Months Ended March 31, 1995

     The Partnership recognized a net loss of approximately $665,000 for the three months ended March 31, 1995, as compared to a net loss of approximately $996,000 for the same period in the prior year. This favorable improvement in net operating results for the second quarter of fiscal 1995 is mainly due to a reduction in depreciation and amortization expense of approximately $140,000, a decrease in general and administrative expenses of approximately $119,000, and a decline in the Partnership's share of ventures' losses of approximately $190,000. These favorable changes were partially offset by an increase in interest expense on the Marriott debt of approximately $188,000 due to increased advances received under the additional loan facility discussed further above, as well as an increase in the variable interest rate on this loan.

     The decrease in depreciation and amortization expense for the current three-month period resulted because certain deferred costs were fully amortized in the prior year. General and administrative expenses were higher in the prior year due to certain costs incurred in connection with an independent valuation of the Partnership's investment properties. The decrease in the Partnership's share of ventures' losses is primarily attributable to a special allocation of the net loss of the Meadows joint venture to the Partnership's co-venture partner in accordance with the terms of the joint venture agreement. In addition, increased revenues form the lease-up of the renovated Spinnaker Landing and Bay Club Apartments contributed to the decrease in joint venture losses for the second quarter of fiscal 1995.

Six Months Ended March 31,1995


     The Partnership had a net loss of approximately $1,645,000 for the six months ended March 31, 1995, as compared to a net loss of approximately $2,215,000 for the same period in the prior year. The primary reason for this decrease in net loss of approximately $570,000 was a decrease in the Partnership's operating loss in fiscal 1995. The Partnership's operating loss decreased by approximately $355,000 mainly due to an increase in net operating income from the Newport Beach Marriott Suites Hotel, due to higher occupancy levels achieved at the Hotel in the current year, a decrease in depreciation and amortization expense, due to certain deferred fees being fully amortized in the prior year, and a decrease in general and administrative expenses, as a result of certain costs incurred in the prior year in connection with an independent valuation of the Partnership's investment properties. These favorable improvements in the Partnership's net operating results were partially offset by an increase in interest expense, which was the result of the increased advances under the additional loan facility from the Hotel's mortgage lender to pay debt service shortfalls and an increase in the variable interest rate on this loan facility. The decrease in the Partnership's net loss can also be partially attributed to a decrease in the Partnership's share of ventures' losses. This decrease of approximately $215,000 is mainly the result of the special allocation of the net loss of the Daniel Meadows II General Partnership to the Partnership's co-venture partner, as discussed above. The decrease in the Partnership's share of ventures' losses is also attributable to the lease-up achieved at the renovated Spinnaker Landing and Bay Club Apartments, as discussed further above.


                                    PART II
                               OTHER INFORMATION




Item 1. Legal Proceedings

    In November 1994, a series of purported class actions (the "New York
Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Eighth Income Properties, Inc., an affiliate of PaineWebber and the Managing General Partner in the Partnership.

    The amended complaint in the New York Limited Partnership Actions alleges that, in connection with the sale of interests in Paine Webber Income Properties Eight LP, PaineWebber and Eighth Income Properties, Inc. (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purport to be suing on behalf of all persons who invested in Paine Webber Income Properties Eight LP, also allege that following the sale of the partnership interests, PaineWebber and Eighth Income Properties, Inc. misrepresented financial information about the Partnership's value and performance. The amended complaint alleges that PaineWebber and Eighth Income Properties, Inc. violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs seek unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also seek treble damages under RICO. The defendants' time to move against or answer the complaint has not yet expired.

    Pursuant to provisions of the Partnership Agreement and other contractual obligations, under certain circumstances the Partnership may be required to indemnify Eighth Income Properties, Inc. and its affiliates for costs and liabilities in connection with this litigation. The Managing General Partner intends to vigorously contest the allegations of the action, and believes that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

Item 2. through 5.     NONE

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:    NONE

(b) Reports on Form 8-K:

    No reports on Form 8-K have been filed by the registrant during the quarter for which this report is filed.


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



Dated:  May 12, 1995