Form 10-Q
period 1995-06-30
PAINEWEBBER INCOME PROPERTIES EIGHT LTD PARTNERSHIP
filed 1995-08-14
CIK 792888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                            FORM 10-Q

    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED  JUNE 30, 1995
                               OR

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

            PAINEWEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                      June 30, 1995 and September 30, 1994
                                  (Unaudited)
                                     ASSETS

                                                  June 30       September 30

Operating investment property:
   Land                                          $ 6,664,525     $ 6,664,525
   Building and improvements                      25,973,821      25,790,930
   Furniture, fixtures and equipment               3,481,880       3,481,880
                                                  36,120,226      35,937,335
   Less accumulated depreciation                  (9,564,511)     (8,894,088)
                                                  26,555,715      27,043,247

Investments in joint ventures, at equity             496,395       1,058,322
Cash and cash equivalents                          1,157,279       1,496,258
Cash reserved for capital expenditures               553,001         757,747
Accounts receivable                                  358,067         286,022
Due from Marriott Corporation                        127,619               -
Inventories                                          123,430         137,940
Other assets                                          53,035          50,471
Deferred expenses, net                               208,592         260,175
                                                 $29,633,133     $31,090,182

                       LIABILITIES AND PARTNERS' DEFICIT

Mortgage notes payable in default                $36,060,518     $35,237,055
Accrued interest payable                             867,898         287,335
Accounts payable and accrued expenses                232,502         481,014
Accounts payable - affiliates                          1,886           1,886
Due to Marriott Corporation                                -          12,365
Loan payable to Marriott Corporation               6,172,018       5,727,829
Partners' deficit                                (13,701,689)    (10,657,302)
                                               $  29,633,133     $31,090,182


                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                For the nine months ended June 30, 1995 and 1994
                                  (Unaudited)
                                                   General         Limited
                                                   Partners        Partners

Balance at September 30, 1993                      $(452,802)   $ (6,228,144)
Net loss                                             (36,067)     (3,392,417)
BALANCE AT JUNE 30, 1994                           $(488,869)    $(9,620,561)

Balance at September 30, 1994                      $(494,632)   $(10,162,670)
Net loss                                             (32,026)     (3,012,361)
BALANCE AT JUNE 30, 1995                           $(526,658)   $(13,175,031)


                            See accompanying notes.


            PAINEWEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
          For the three and nine  months ended June 30, 1995 and 1994
                                  (Unaudited)

                                  Three Months Ended        Nine Months Ended
                                      June 30,                   June 30,
                               1995           1994        1995        1994

REVENUES:
   Hotel revenues           $1,973,159     $1,722,013  $5,606,591  $5,236,039
   Interest and
    other income                27,935         17,669     116,643      47,836
                             2,001,094      1,739,682   5,723,234   5,283,875
EXPENSES:
   Hotel operating expenses  1,435,543      1,464,375   4,235,380   4,275,676
   Interest expense          1,369,148        746,787   3,055,014   2,212,200
   Depreciation and
    amortization               240,599        379,990     722,006   1,139,967
   General and
    administrative             160,545         76,367     262,682     285,949
                             3,205,835      2,667,519   8,275,082   7,913,792
Operating loss              (1,204,741)      (927,837) (2,551,848) (2,629,917)

Partnership's share of
    ventures' losses          (194,644)      (285,954)   (492,539)   (798,567)

NET LOSS                   $(1,399,385)   $(1,213,791)$(3,044,387)$(3,428,484)

Net loss per 1,000 Limited
  Partnership Units            $(38.95)       $(33.79)   $ (84.74)     $(95.43)


The above net loss per 1,000 Limited Partnership Units is based upon the 35,548,976 Limited Partnership Units outstanding during each period.


                            See accompanying notes.


            PAINEWEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                For the nine months ended June 30, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)


                                                    1995              1994

Cash flows from operating activities:
   Net loss                                      $(3,044,387)     $(3,428,484)
   Adjustments to reconcile net loss
   to net cash used for operating activities:
      Interest expense on loan payable
       to Marriott Corporation                       444,189          402,085
      Partnership's share of ventures' losses        492,539          798,567
      Depreciation and amortization                  722,006        1,139,967
      Amortization of deferred gain
     on forgiveness of debt                         (323,497)        (571,190)
      Changes in assets and liabilities:
       Accounts receivable                           (72,045)        (136,830)
       Due to/from Marriott Corporation             (139,984)          51,428
       Inventories                                    14,510           (5,331)
       Other assets                                   (2,564)           4,812
       Accounts payable and accrued expenses        (248,512)         (85,757)
       Accounts payable - affiliates                       -          (20,771)
       Accrued interest payable                      580,563           75,350
            Total adjustments                      1,467,205        1,652,330
            Net cash used for
             operating activities                 (1,577,182)      (1,776,154)

Cash flows from investing activities:
   Distributions from joint ventures                 220,500          397,897
   Additional investments in joint ventures         (151,112)               -
   Additions to operating investment property       (182,891)
   Net withdrawals from capital
    expenditure reserve                              204,746                -
            Net cash provided by
             investing activities                     91,243          397,897

Cash flows from financing activities:
   Proceeds from issuance of
    notes payable                                  1,146,960        1,372,400

Net decrease in cash and cash equivalents           (338,979)          (5,857)

Cash and cash equivalents,
 beginning of period                               1,496,258        2,292,646

Cash and cash equivalents, end of period        $  1,157,279     $  2,286,789

Cash paid during the period for interest          $2,353,759      $ 2,305,955






                            See accompanying notes.

1.General

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

2.Operating Investment Property

  The Partnership directly owns one operating investment property, the Newport Beach Marriott Suites Hotel. As of June 30, 1995, the Partnership was in default of the mortgage loans secured by the operating investment property (see Note 5). The Partnership's ability to realize its investment in the Newport Beach Marriott Suites Hotel is dependent upon future events, including restructuring of the outstanding mortgage indebtedness and improved Hotel operations. The Partnership acquired a 100% interest in the Marriott Suites Hotel located in Newport Beach, California from the Marriott Corporation on August 10, 1988. The Hotel consists of 254 two-room suites encompassing 201,606 square feet located on approximately 4.8 acres of land. It is managed by Marriott and its affiliates. As of June 30, 1995 and September 30, 1994, the operating investment property was carried at cost, adjusted for certain guaranty payments received from Marriott (see the Annual Report), less accumulated depreciation.

  The following is a summary of Hotel revenues and operating expenses for the three and nine months ended June 30, 1995 and 1994:

                                  Three Months Ended        Nine Months Ended
                                      June 30,                  June 30,
                                 1995        1994         1995        1994
  REVENUES:
    Guest rooms              $1,512,538  $1,312,679   $4,229,441  $3,922,178
    Food and beverage           366,001     328,829    1,094,497   1,149,988
    Other revenues               94,620      80,505      282,653     163,873
                             $1,973,159  $1,722,013   $5,606,591  $5,236,039

  OPERATING EXPENSES:
    Guest rooms              $  415,840   $ 389,951   $1,197,124  $1,107,497
    Food and beverage           210,294     285,240      920,212   1,014,158
    Other operating expenses    641,030     579,370    1,653,086   1,596,389
    Management fees - Manager    39,463      35,331      109,997     104,416
    Selling, general
     and administration          37,266      81,213      103,432     167,913
    Real estate taxes            91,650      93,270      251,529     285,303
                             $1,435,543  $1,464,375   $4,235,380  $4,275,676



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

3.Investments in Joint Venture Partnerships

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

  Summarized operations of the four joint ventures for the three and nine months ended June 30, 1995 and 1994 are as follows:

                    CONDENSED COMBINED SUMMARY OF OPERATIONS
           For the three and nine months ended June 30, 1995 and 1994

                                    Three Months Ended      Nine Months Ended
                                        June 30,                June 30,
                                   1995       1994        1995        1994

   Rental revenues               $905,000   $902,000  $2,760,000  $2,712,000
   Other income                    32,000     10,000     126,000     129,000
                                  937,000    912,000   2,886,000   2,841,000

   Property operating expenses    509,000    517,000   1,539,000   1,603,000
   Interest expense               405,000    390,000   1,214,000   1,167,000
   Depreciation and amortization  270,000    254,000     752,000     752,000
                                1,184,000  1,161,000   3,505,000   3,522,000
   Net loss                     $(247,000) $(249,000)  $(619,000) $ (681,000)

   Net loss:
    Partnership's share of
      combined income (loss)    $(192,000) $(283,000)  $(484,000) $ (790,000)
    Co-venturers' share of
      combined income (loss)      (55,000)    34,000    (135,000)    109,000
                               $ (247,000) $(249,000)  $(619,000)  $(681,000)

              RECONCILIATION OF PARTNERSHIP'S SHARE OF OPERATIONS


    Partnership's share
     of combined loss,
     as shown above             $(192,000) $(283,000)  $(484,000) $(790,000)
    Amortization of excess
     basis                         (3,000)    (3,000)     (9,000)    (9,000)
    Partnership's share
     of ventures' losses        $(195,000) $(286,000)  $(493,000) $(799,000)


4.Related Party Transactions

  Included in general and administrative expenses for nine months ended June 30, 1995 and 1994 is $69,338 and $89,424, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

  Also included in general and administrative expenses for the nine months ended June 30, 1995 and 1994 is $2,303 and $3,299, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

5.Mortgage Notes Payable in Default

  Mortgage notes payable at June 30, 1995 and September 30, 1994 consists of the following:

                                                   June 30         September 30

   Permanent mortgage loan secured by the
   Newport Beach Marriott Suites Hotel (see
   Note 2), bearing interest at 10.09% per
   annum from disbursement through August
   10, 1992.  Interest accrues at 9.59% per
   annum from August 11, 1992 through August
   10, 1995 and at a variable rate of
   adjusted LIBOR, as defined, plus 2.5% per
   annum from August 11, 1995 until
   maturity, on August 11, 1996.  See
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



As discussed in the Annual Report, the Partnership was in default under the terms of the Newport Beach Marriott loan agreement from the second quarter of fiscal 1991 through the first quarter of fiscal 1993. On January 25, 1993, the Managing General Partner and the lender finalized an agreement on a modification of the first mortgage loan secured by the Hotel which was retroactive to August 11, 1992. Per the terms of the modification, the maturity date of the loan was extended one year to August 11, 1996. The new loan amount of $32,060,518 is comprised of the original principal of $29,400,000 plus $2,660,518 of unpaid interest and fees. The Partnership is obligated to pay to the lender on a monthly basis as debt service, an amount equal to Hotel Net Cash, as defined in the Hotel management agreement. In order to increase Hotel Net Cash, Marriott agreed to reduce its Base Management Fee by one percent of total revenue through calendar year 1996. In addition, the reserve for the replacement of equipment and improvements, which is funded out of a percentage of gross revenues generated by the Hotel, was reduced to two percent of gross revenues in 1992 and to three percent of gross revenues thereafter. As part of the modification agreement, the Partnership agreed to make additional debt service contributions to the lender of $400,000, of which $50,000 was paid at the closing of the modification and the balance is to be contributed $100,000 per year, payable on a monthly basis in arrears for forty-two months. Under the terms of the modification, events of default include payment default with respect to the Partnership's additional debt service contributions to the lender, failure of the Hotel to meet certain performance tests, as defined, plus additional default provisions as specified in the modification agreement.

An additional loan facility from the existing lender of up to $4,000,000 was available to be used to pay expected debt service shortfalls after August 11, 1992. This additional loan facility bears interest at a variable rate of adjusted LIBOR (7.05% at June 30, 1995), as defined, plus one percent per annum. Interest on the new loan facility is payable currently to the extent of available cash flow from Hotel operations. Interest deferred due to the lack of available cash flow can be added to the principal balance of the new loan until the loan balance reaches the $4,000,000 limitation. As of March 31, 1995, the Partnership had exhausted the entire $4,000,000 of this additional loan facility. On April 11, 1995, the Partnership received a default notice from the lender. Under the terms of the loan agreement, as of April 25, 1995 additional default interest accrues at a rate of 4% per annum on the loan amount of $32,060,518 and the additional loan facility of $4,000,000. At June 30, 1995, approximately $475,000 of accrued interest on this additional loan facility remained unpaid and default interest of approximately $261,000 had accrued. The Partnership continues to remit the net cash flow produced by the Hotel to the lender. After preliminary discussions, it is unclear whether the lender will be willing to allow for further modifications to the loan. Given the significant deficiency which exists between the estimated fair value of the Hotel and the outstanding indebtedness, management believes that it would not be prudent to use the Partnership's reserves to cure the default without substantial modifications to the loan terms which would afford the Partnership the opportunity to recover such additional investments plus a portion of its original investment in the Hotel. In the event that an agreement with the lender cannot be reached, the result could be a foreclosure on the operating investment property. The eventual outcome of this matter cannot be determined at this time.

The restructuring of the mortgage note payable completed in fiscal 1993 was accounted for in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". Accordingly, the forgiveness of debt, aggregating $1,766,609, which represented the difference between accrued interest and fees recorded under the original loan agreement and the agreed upon amount of the outstanding interest and fees of $2,660,518 per the terms of the modification at September 30, 1992, was deferred and amortized as a reduction of interest expense prospectively, using the effective interest method. As of June 30, 1995, this deferred gain had been amortized in its entirety.

6.Contingencies

The Partnership is involved in certain legal actions. The Managing General Partner believes that these actions will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

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

     As part of the agreement to modify the Hotel's mortgage debt, an additional loan facility of up to $4,000,000 was made available from the existing lender to be used to pay debt service shortfalls. This additional loan facility bears interest at a variable rate of adjusted LIBOR (7.0547% at June 30, 1995), as defined, plus one percent per annum. Interest on the new loan facility is payable currently to the extent of available cash flow from Hotel operations. Interest deferred due to the lack of available cash flow can be added to the principal balance of the new loan until the loan balance reaches the $4,000,000 limitation. As of March 31, 1995, the Partnership had exhausted the entire $4,000,000 of this additional loan facility. On April 11, 1995, the Partnership received a default notice from the lender. Under the terms of the loan agreement, as of April 25, 1995 additional default interest accrues at a rate of 4% per annum on the loan amount of $32,060,518 and the additional loan facility of $4,000,000. At June 30, 1995, approximately $475,000 of accrued interest on this additional loan facility remained unpaid and default interest of approximately $261,000 had accrued. After preliminary discussions, it is unclear whether the lender will be willing to allow for further modifications to the loan. The estimated value of the Hotel property is substantially less than the obligation to the mortgage lender at the present time. Accordingly, the Partnership would only agree to provide additional debt service support if the lender agreed to grant significant concessions which would afford the Partnership the opportunity to recover such additional investments plus a portion of its original investment in the Hotel. In the event that an agreement with the lender cannot be reached, the result could be a foreclosure on the operating investment property. Under any circumstances, the operating results of the Hotel will have to improve dramatically in order for the Partnership to recover any of its original investment in the Newport Beach Marriott Suites Hotel. The eventual outcome of this matter cannot be determined at the present time.

     The loss of the Atlanta Marriott Suites to foreclosure in fiscal 1992 and the uncertain prospects for recovery of the Partnership's investment in the Newport Beach Marriott, as discussed further above, mean that the Partnership will be unable to return the full amount of the original invested capital to the Limited Partners. The two hotel investments represented 63% of the Partnership's original investment portfolio. The amount of capital which will be returned will depend upon the proceeds received from the disposition of the Partnership's other investments, which cannot presently be determined. The Partnership's other investments consist of four multi-family apartment complexes and one retail shopping center. In October 1993, the sole anchor tenant of the Norman Crossing property vacated the center to relocate its operations. This anchor tenant, which occupied 25,000 square feet of the property's 52,000 net leasable square feet, is still obligated under the terms of its lease which runs through the year 2007. To date, all rents due from this tenant have been collected. Nonetheless the significant vacancy has had, and likely will continue to have, an adverse effect on the ability to retain existing shop space tenants and to lease other vacant shop space at the center, which had been 100% occupied prior to the anchor tenant's departure. During the quarter ended March 31, 1995, one of two vacant shops was leased, and, during the current quarter, the other shop was leased, both at depressed rent levels necessitated by the anchor tenant vacancy. The center was 49% occupied as of June 30, 1995. Management has begun an aggressive campaign to fill the vacant anchor tenant space and to renew other tenant leases. The property manager is working with the former anchor tenant to find a replacement tenant for this space, either under a direct lease agreement with the joint venture or under a sub-lease with the former anchor. During the quarter ended June 30, 1995, the former anchor tenant reached a tentative agreement to sub-lease its space to a new tenant. However, this new tenant would only need a portion of the space and the transaction is dependent on the ability to further sub-lease the excess space. As a result, the timing of any future leasing of this anchor space remains uncertain. The joint venture may have to make significant tenant improvements and grant further rental concessions in order to stabilize the operations of this property. Funding for such improvements, along with any operating cash flow deficits incurred during this period of re-stabilization for the shopping center, would be provided primarily by the Partnership. The Partnership has funded cash flow deficits of approximately $56,000 through the first nine months of fiscal 1995.

     As previously reported, significant progress was made during 1994 and the first nine months of fiscal 1995 toward resolving the remedial repair work and associated litigation affecting the Partnership's investments in the Meadows, Spinnaker Landing and Bay Club Apartments. Management renewed marketing and leasing efforts at the Spinnaker Landing and Bay Club Apartments during the latter part of fiscal 1993 upon the completion of the repair work to correct the construction defects, and occupancy levels had stabilized in the mid-90% range as of June 30, 1995. However, the venture had negative operating cash flow during fiscal 1994 and continues to generate a modest cash flow deficit in fiscal 1995, which is being funded from available recoveries on certain legal claims, as discussed further below. Management is hopeful that further improvement in market conditions, combined with further local market acceptance of the improved physical condition and appearance of the renovated apartment properties, will enable the venture to achieve above breakeven cash flow levels by the end of fiscal 1995. As of June 30, 1995, the venture has settled substantially all of the outstanding litigation related to the construction defects. In addition to the net cash proceeds received at the time of the primary settlement between the venture and the developer of both properties, which was executed in fiscal 1992, the venture also received a note in the amount of $161,500 from the developer which was due in 1994. During fiscal 1993, the venture agreed to accept a discounted payment of $113,050 in full satisfaction of the note if payment was made by December 31, 1993. The developer made this discounted payment to the venture in the first quarter of fiscal 1994. In addition, during fiscal 1994 the venture received additional settlement proceeds totalling approximately $351,000 from its pursuit of claims against certain subcontractors of the development company and other responsible parties. Additional settlements totalling approximately $210,000 have been collected during the first nine months of fiscal 1995. No significant further litigation proceeds are expected at the present time.

     As part of the initial settlement with the developer of the Spinnaker Landing and Bay Club Apartments, the venture also negotiated a loan modification agreement which provided the majority of the additional funds needed to complete the repairs to the operating properties and extended the maturity date for repayment of the obligation to December 1996. Under the terms of the loan modification, which was executed in December 1991, the lender agreed to loan to the joint venture 80% of the additional amounts necessary to complete the repair of the properties up to a maximum of $760,000. Advances through the completion of the repair work totalled approximately $617,000. The loan modification agreement also required the lender to defer all past due interest and all of the interest due in calendar 1992. During 1993, the joint venture was not in compliance with the loan modification agreement with respect to scheduled payments of principal and interest due to negative cash flow from operations. However, on November 1, 1993 a second loan modification was reached in which the lender agreed to an additional deferral of debt service payments, through July 1, 1993, which was added to the loan principal. The execution of this second modification agreement cured any defaults on the part of the joint venture. Additional amounts owed to the lender as a result of the deferred payments, after the effect of the second modification agreement and including accrued interest, total in excess of $1 million. These additional amounts owed to the lender, while critical and necessary to the process of correcting the construction defects, have further subordinated the equity position of the Partnership in these investment properties. The current aggregate estimated value of the two apartment complexes is below the amount of the debt obligation. Furthermore, under the terms of the second modification agreement, 100% of any net cash flow available after the payment of current debt service requirements will be payable to the lender until all deferred interest has been paid; thereafter 50% of any net cash flow will be payable to the lender to be applied against outstanding principal. During the quarter ended December 31, 1994, the venture used a portion of the proceeds from the legal claim settlements described above to repay the Partnership for its prior advances and accrued interest thereon in the aggregate amount of approximately $207,000. However, due to the terms of the venture's debt agreement, no additional funds are expected to be received from this venture for the foreseeable future.
Management is currently evaluating a proposal from the existing mortgage lender to repay the outstanding debt at a discount. Such a plan would require a sizable equity contribution by the Partnership. Management has been evaluating whether an additional investment of funds in the venture would be economically prudent in light of the future appreciation potential of the properties. At the present time it does not appear likely that the Partnership will choose to commit the additional equity investment required to effect the proposed debt restructuring. Management continues to examine alternative value creation scenarios, however, there are no assurances that the Partnership will realize any future proceeds from the ultimate disposition of its interests in these two properties.

     During fiscal 1991, the Partnership discovered that certain materials used to construct The Meadows in the Park Apartments, in Birmingham, Alabama, were manufactured incorrectly and would require substantial repairs. During fiscal 1992, the Meadows joint venture engaged local legal counsel to seek recoveries from the venture's insurance carrier, as well as various contractors and suppliers, for the venture's claim of damages, which were estimated at between $1.6 and $2.1 million, not including legal fees and other incidental costs. During fiscal 1993, the insurance carrier deposited approximately $522,000 into an escrow account controlled by the venture's mortgage lender in settlement of the undisputed portion of the venture's claim. During fiscal 1994, the insurer agreed to enter into non-binding mediation towards settlement of the disputed claims out of court. On October 3, 1994, the joint venture verbally agreed to settle its claims against the insurance carrier, architect, general contractor and the surety/completion bond insurer for $1,714,000, which is in addition to the $522,000 previously paid by the insurance carrier. These settlement proceeds were escrowed with the mortgage holder. The nonrecourse mortgage payable secured by the Meadows' operating property matured on November 1, 1994. During the first quarter of fiscal 1995, the venture obtained an extension of the maturity date from the lender to January 1, 1995. Delays in the closing process for a new loan resulted in the inability to repay the mortgage loan upon the expiration of the forbearance period. On January 3, 1995, the mortgage lender sent a formal default notice to the venture stating that a default interest rate of 15.5% per annum would be applied to the loan effective January 1, 1995. On February 7, 1995, the venture closed on a new loan and fully repaid the prior mortgage debt obligation. The new debt, in the initial principal amount of $5,500,000, bears interest at a variable rate equal to the 30-day LIBOR rate plus 2.25% (equivalent to a rate of approximately 8.125% per annum as of June 30, 1995). The loan has a 5-year term and requires monthly interest and principal payments based on a 25-year amortization schedule. Under the terms of the new loan, the settlement proceeds will be used to complete the required repairs. The loan will be fully recourse to the joint venture and to the partners of the joint venture until the repairs are completed, at which time the entire obligation will become non-recourse. Now that the refinancing is completed, these repairs will be made as soon as possible. The occupancy level at Meadows dropped significantly to 83% for the quarter ended June 30, 1995, down from 93% last quarter. This decline is due to ongoing construction activities related to the repair work. The overall market remains strong and the occupancy level is expected to increase as repairs to the property are completed. At the end of the quarter, the repairs were approximately 60% complete with all of the work expected to be finished during calendar year 1995. To date, approximately $900,000 has been expended on these repairs, all of which has been funded from the $1.7 million of litigation proceeds referred to above. The remaining proceeds are expected to be sufficient to cover the costs of completing the repair work.

     At June 30, 1995, the Partnership had available cash and cash equivalents of approximately $1,157,000. Such cash and cash equivalents will be utilized as needed for Partnership requirements such as the payment of operating expenses and the funding of joint venture capital improvements, operating deficits or refinancing expenses. In addition, the Partnership had a cash reserve of approximately $553,000 as of June 30, 1995, which is held by Marriott Corporation and is to be used exclusively for repairs and replacements related to the Newport Beach Marriott Suites Hotel. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's income-producing investment properties and proceeds received from the sale or refinancing of such properties.

RESULTS OF OPERATIONS
Three Months Ended June 30, 1995

     The Partnership's net loss increased by approximately $186,000 for the three months ended June 30, 1995 as compared to the same period in the prior year. This increase in net loss is a result of an increase in the Partnership's operating loss of approximately $277,000. The increase in operating loss is primarily due to an increase in interest expense of approximately $622,000 which is partly a result of default interest being accrued on the outstanding mortgage loan and accrual loan facility secured by the Newport Beach Marriott Suites Hotel. In addition, both the interest rate and average outstanding balance of the floating rate Hotel loan facility were higher than during the same period in the prior year. General and administrative expenses also increased by approximately $84,000 as a result of certain costs incurred in conjunction with an independent valuation of the Partnership's investment properties which was commissioned in conjunction with management's ongoing portfolio management responsibilities. These increases in interest expense and general and administrative expenses were partially offset by an increase in Hotel revenues of approximately $251,000 and a decrease in depreciation and amortization expense of approximately $139,000. Hotel revenues increased due to an increase in average occupancy to 82% during the current quarter from 73% for the same period in the prior year. Depreciation and amortization expense decreased because certain deferred costs were fully amortized in the prior year. The increase in the Partnership's operating loss was partially offset by a decrease in the Partnership's share of ventures' losses of approximately $91,000. The decrease in the Partnership's share of ventures' losses is primarily attributable to a special allocation of the net loss of the Meadows joint venture to the Partnership's co-venture partner in accordance with the terms of the joint venture agreement. In addition, increased revenues from the lease-up of the renovated Spinnaker Landing and Bay Club Apartments contributed to the decrease in joint venture losses for the third quarter of fiscal 1995.

Nine Months Ended June 30,1995

     The Partnership had a net loss of approximately $3,044,000 for the nine months ended June 30, 1995, as compared to a net loss of approximately $3,428,000 for the same period in the prior year. The primary reason for this decrease in net loss was a decrease in the Partnership's share of ventures' losses. The decrease in the Partnership's share of ventures' losses of approximately $306,000 is mainly the result of the special allocation of the net loss of the Daniel Meadows II General Partnership to the Partnership's co-venture partner, as discussed above. The decrease in the Partnership's share of ventures' losses is also partly attributable to the lease-up achieved at the renovated Spinnaker Landing and Bay Club Apartments, as discussed further above. In addition, the Partnership's operating loss decreased by approximately $78,000 mainly due to an increase in revenues from the Newport Beach Marriott Suites Hotel, of approximately $371,000, due to higher occupancy levels achieved at the Hotel in the current year, and a decrease in depreciation and amortization expense of approximately $418,000, due to certain deferred fees being fully amortized in the prior year. In addition, interest and other income increased by approximately $69,000 as a result of higher interest rates being earned on the Partnership's cash reserves as compared to the prior year. These favorable improvements in the Partnership's operating loss were almost entirely offset by an increase in interest expense of approximately $843,000. The increase in interest expense is mainly a result of default interest being accrued on the outstanding mortgage loan and accrual loan facility secured by the Newport Beach Marriott Suites Hotel. In addition, both the interest rate and average outstanding balance of the floating rate Hotel loan facility were higher than during the same period in the prior year.


                                    PART II
                               OTHER INFORMATION



Item 1. Legal Proceedings

    As discussed in the Partnership's quarterly report on Form 10-Q for the period ended March 31, 1995, in November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation. Refer to the description of the claims in the prior quarterly report for further information. The General Partners continue to believe that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

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



Dated:  August 11, 1995