Form 10-K405
period 1995-09-30
PAINEWEBBER INCOME PROPERTIES EIGHT LTD PARTNERSHIP
filed 1996-01-16
CIK 792888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

    X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  -----
                       SECURITIES EXCHANGE ACT OF 1934

                  FOR FISCAL YEAR ENDED: SEPTEMBER 30, 1995

                                      OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from to .

                       Commission File Number: 0-17148

           PAINE WEBBER INCOME PROPERTIES EIGHT LIMITED  PARTNERSHI
             (Exact name of registrant as specified in its charter)

        Delaware                                                    04-2921780
(State of organization)                                       (I.R.S.Employer
                                                            Identification No.)

  265 Franklin Street, Boston, Massachusetts                            02110
 (Address of principal executive office)                           (Zip Code)

Registrant's telephone number, including area code              (617) 439-8118
                                                                --------------

         Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
Title of each class                                   which registered
      None                                               None

         Securities registered pursuant to Section 12(g) of the Act:

                    UNITS OF LIMITED PARTNERSHIP INTEREST
                               (Title of class)
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                     DOCUMENTS INCORPORATED BY REFERENCE
Documents                                                Form 10-K Reference
Prospectus of registrant dated                           Part IV
September 17, 1986, as supplemented

           PAINE WEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP
                                1995 FORM 10-K

                              TABLE OF CONTENTS

PART I                                                                  Page

Item  1       Business                                                  I-1

Item  2       Properties                                                I-3

Item  3       Legal Proceedings                                         I-4

Item  4       Submission of Matters to a Vote of Security Holders       I-5

Part II

Item  5       Market for the Partnership's Limited Partnership
                Interests and  Related Security Holder Matters         II-1

Item  6       Selected Financial Data                                  II-1

Item  7       Management's Discussion and Analysis of Financial Condition
                and Results of Operations                              II-2

Item  8       Financial Statements and Supplementary Data              II-7

Item  9       Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                    II-7

Part III

Item 10       Directors and Executive Officers of the Partnership     III-1

Item 11       Executive Compensation                                  III-3

Item 12       Security Ownership of Certain Beneficial Owners
                and Management                                        III-3

Item 13       Certain Relationships and Related Transactions          III-3

Part IV

Item 14       Exhibits, Financial Statement Schedules and Reports
                on Form 8-K                                            IV-1

Signatures                                                             IV-2

Index to Exhibits                                                      IV-3

Financial Statements and Supplementary Data                        F-1 to F-21

                                    PART I

Item 1.  Business

   Paine Webber Income Properties Eight Limited Partnership (the "Partnership") is a limited partnership formed in April 1986 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing in a diversified portfolio of existing income-producing real properties such as apartments, shopping centers, office buildings, industrial buildings and hotels. The Partnership sold $35,548,976 in Limited Partnership units (the "Units"), at $1 per Unit, from September 17, 1986 to September 16, 1988 pursuant to an Amended Registration Statement on Form S-11 filed under the Securities Act of 1933 (Registration No. 33-5179). Limited Partners will not be required to make any additional capital contributions.

   As of September 30, 1995, the Partnership owned directly or through joint venture partnerships the properties or interests in the properties referred to below:


Name of Joint Venture                       Date of
Name and Type of Property                   Acquisition
Location                         Size       of Interest   Type of Ownership (1)

Marriott Suites -
Newport Beach                    254        8/10/88       Fee ownership of land
  Hotel                          suites                   and improvements
Newport Beach, California

Daniel Meadows II
 General Partnership             200        10/15/87      Fee ownership of land
The Meadows in the Park          units                    and improvements
  Apartments                                             (through jointventure)
Birmingham, Alabama

Maplewood Drive Associates       144        6/14/88      Fee ownership of land
Maplewood Park Apartments        units                   and improvements
Manassas, Virginia                                       (through joint venture)

Spinnaker Bay Associates:                                Fee ownership of land
 Bay Club Apartments             88 units     6/10/88    and improvements
 Spinnaker Landing Apartments    66 units     6/10/88    (through joint venture)
 Des Moines, Washington

Norman Crossing Associates       52,000       9/15/89    Fee ownership of land
Norman Crossing Shopping         square                  and improvements
 Center                          feet                    (through joint venture)
Charlotte, North Carolina

(1) See Notes to the Financial Statements filed with this Annual Report for a description of the long-term indebtedness secured by the Partnership's operating property investments and for a description of the agreements through which the Partnership has acquired these real estate investments.

   As discussed further in Note 4 to the accompanying financial statements, the Partnership previously owned a fee simple interest in the Marriott Suites - Perimeter Center, a 224-suite hotel located in Atlanta, Georgia. On December 3, 1991, the holder of the mortgage debt secured by the Atlanta Marriott hotel foreclosed on the operating property due to the Partnership's inability to meet the required debt service payments. As a result, the Partnership no longer has any ownership interest in this property.

      The Partnership's original investment objectives were to:

(i) provide the Limited Partners with cash distributions which, to some extent, will not constitute taxable income;
(ii)  preserve and protect the Limited Partners' capital;
(iii) obtain long-term appreciation in the value of its properties;
(iv)  increase the Limited Partners' return on investment by using leverage;
      and
(v) provide a build-up of equity through the reduction of mortgage loans on its properties.

   Through September 30, 1995, the Limited Partners had received cumulative cash distributions from operations totalling approximately $5,719,000, or $192 per original $1,000 investment for the Partnership's earliest investors. A substantial portion of the distributions paid to date has been sheltered from current taxable income. Regular quarterly distributions of excess operating cash flow were suspended indefinitely in fiscal 1991. The Partnership retains its ownership interest in six of its seven original investment properties, all of which were acquired using leverage of between approximately 60% and 75% of the original purchase price. As stated above, the Partnership was forced to relinquish its ownership of the Atlanta Marriott Suites hotel to the mortgage lender in fiscal 1992 because the property could not generate sufficient income to cover its debt service obligations. The inability of the hotel to meet the debt service requirements of the mortgage loan resulted mainly from the significant oversupply of competing hotels in the Atlanta market and its negative impact on occupancy and room rates. The effects of the overbuilding were compounded by the impact of the sustained national recession on the lodging industry as a whole. Management did not foresee any improvement in the market conditions for the next several years and believed that the use of cash reserves to fund operating deficits would still not enable the Partnership to sell its investment in the hotel for an amount in excess of the current or future obligation to the mortgage lender. Due to the foreclosure loss of the Atlanta Marriott, which represented 27% of the Partnership's original investment portfolio, the Partnership will be unable to return the full amount of the original capital contributed by the Limited Partners.

   The amount of capital which will be returned will depend, in large part, upon improvement of the operating performance of the Newport Beach Marriott Suites Hotel, which represents 36% of the original investment portfolio, and on the proceeds received from the final liquidation of the remaining investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their final disposition, which cannot presently be determined. As discussed further in Item 7, the Partnership is presently in default of the modified terms of the first mortgage loan secured by the wholly-owned Newport Beach Marriott. During fiscal 1995, the Partnership reached the limit on the debt service deferrals imposed by the 1993 loan modification agreement, and the Hotel continues to generate sizable deficits. It is uncertain at this time whether the lender will agree to a further modification of the loan terms and an extension of the August 1996 maturity date. In the event that an agreement with the lender cannot be reached, the result could be a foreclosure on the operating investment property. At the present time, the market value of the Newport Beach Marriott Suites Hotel is estimated to be significantly less than the outstanding first mortgage loan obligation. While increased demand from institutional buyers and an absence of any significant new construction activity have led to an improvement in the market for hotel properties in many areas of the country during 1995, it appears unlikely that such improvement will occur as rapidly or to the extent necessary for the Partnership to recover any portion of its original net investment in the Newport Beach Marriott. The Managing General Partner's strategy has been, and continues to be, to preserve the Partnership's equity interests, where possible, while the respective local economies and rental markets improve in order to return as much of the invested capital as possible.

   All of the Partnership's investments are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complexes compete with numerous projects of similar type generally on the basis of price, location and amenities. Apartment properties in all markets also compete with the local single family home market for revenues. The continued availability of low interest rates on home mortgage loans has increased the level of this competition over the past few years. However, the impact of the competition from the single-family home market has been offset by the lack of significant new construction activity in the multi-family apartment market over this period. The shopping center competes for long-term commercial tenants with numerous projects of similar type generally on the basis of price, location, tenant mix and tenant improvement allowances. At the present time, real estate values for retail shopping centers in certain markets have begun to be affected by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. The remaining hotel, which is located in a populated market with a substantial hotel room supply, competes with other "all-suites" type hotels, as well as traditional hotels, based on room rates, location, amenities and dining and conference facilities. While the occupancy levels of the Partnership's hotel have been maintained at or above the national averages for hotel properties in recent years, due to the oversupply of available hotel rooms in the Newport Beach market, along with Marriott's lack of success in achieving separate name recognition for its suites hotel concept, the Partnership's hotel has never been able to command its projected room rates.

   The Partnership has no real property investments located outside the United States. The Partnership is engaged solely in the business of real estate investment, therefore, presentation of information about industry segments is not applicable.

   The Partnership has no employees; it has, however, entered into an Advisory Contract with PaineWebber Properties Incorporated (the "Adviser"), which is responsible for the day-to-day operations of the Partnership. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber").

   In connection with the ownership of the Marriott Suites Hotel in Newport Beach, California, the Partnership has entered into an agreement with Marriott Corporation for the management of the Hotel's operations. The terms of this agreement are set forth in the Notes to the Financial Statements listed in Item 14(a)(1) of this Annual Report to which reference is hereby made for a description of such terms. All employees of the Hotel are employees of Marriott Corporation or its affiliates, not of the Partnership.

   The general partners of the Partnership (the "General Partners") are Eighth Income Properties Inc. and Properties Associates 1986, L.P. Eighth Income Properties, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group, Inc., is the managing general partner of the Partnership. The associate general partner of the Partnership is Properties Associates 1986, L.P. (the "Associate General Partner"), a Virginia limited partnership, certain limited partners of which are also officers of the Adviser and the Managing General Partner. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by the Adviser.

   The terms of transactions between the Partnership and affiliates of the Managing General Partner of the Partnership are set forth in Items 11 and 13 below to which reference is hereby made for a description of such terms and transactions.

Item 2. Properties

   As of September 30, 1995, the Partnership owned one operating investment property directly and owned interests in five operating properties through joint venture partnerships. Such properties are referred to under Item 1 above to which reference is hereby made for the name, location and description of each property.

   Leasing levels for each fiscal quarter during 1995, along with an average for the year, are presented below for each property:
                                           Percent Leased At
                                                                    Fiscal 1995
                            12/31/94   3/31/95     6/30/95   9/30/95   Average

Marriott Suites -
 Newport Beach Hotel           72%        73%         82%      86%       78%

The Meadows in the Park        96%        93%         83%      79%       88%
  Apartments

Maplewood Park Apartments      96%        93%         93%      99%       95%

Bay Club and                   95%        92%         95%      95%       94%
Spinnaker Landing Apartments

Norman Crossing
 Shopping Center (1)           94%        97%        100%      100%      98%

   (1)In October 1993, the sole anchor tenant of the Norman Crossing Shopping Center vacated the center to relocate its operations. This anchor tenant continues to pay rent on its prior space, which represents 48% of the property's net rentable area, under the terms of its lease which expires in the year 2007. As a result of this anchor tenant vacancy, the physical occupancy of the property is substantially lower than the leasing level shown above (see Item 7).

Item 3.  Legal Proceedings

      As discussed further in the notes to the accompanying financial statements, construction-related defects were discovered at the Bay Club and Spinnaker Landing apartment complexes during fiscal 1991. The complexes, which are located in a suburb of Seattle, Washington, were built by the same developer in 1987. The Partnership's joint venture investee, Spinnaker Bay Associates, which owns the two properties, brought suit against the developer to collect damages caused by the defects. In December of 1991, the venture and the developer executed a settlement agreement with regard to the construction-related damage claim. The venture received $900,000 in net cash proceeds from the settlement, which has been used to partially fund the repair costs at the properties. In addition to the cash received at the time of the settlement, the venture received a note in the amount of $161,500 from the developer which was due in 1994. During fiscal 1993, the venture agreed to accept a discounted payment of $113,050 in full satisfaction of the note if payment was made by December 31, 1993. The developer made this discounted payment to the venture in the first quarter of fiscal 1994. In addition, during fiscal 1994 the venture received additional settlement proceeds totalling approximately $351,000 from its pursuit of claims against certain subcontractors of the development company and other responsible parties. Additional settlement proceeds totalling approximately $402,000 were collected during fiscal 1995. No significant further litigation proceeds are expected at the present time.

      Also as discussed further in the notes to the accompanying financial statements, during fiscal 1991 the Partnership discovered that certain materials used to construct The Meadows in the Park Apartments were manufactured incorrectly and would require substantial repairs. Daniel Meadows II General Partnership, the joint venture which owns the property, engaged local legal counsel during fiscal 1992 to seek recoveries from the joint venture's insurance carrier, as well as various contractors and suppliers, for the venture's claim of damages, which were estimated at between $1.6 and $2.1 million, not including legal fees and other incidental expenses. During fiscal 1993, the insurance carrier deposited approximately $522,000 into an escrow account controlled by the venture's mortgage lender in settlement of the undisputed portion of the venture's claim. Also during fiscal 1993, the insurer was denied summary judgment for its contention that it was not liable for damages to the joint venture. Subsequently, the insurer agreed to enter into non-binding mediation towards settlement of the disputed claims out of court. On October 3, 1994, the joint venture verbally agreed to settle its claims against the insurance carrier, architect, general contractor and the surety/completion bond insurer for $1,714,000, which is in addition to the $522,000 previously paid by the insurance carrier. Upon execution of the release document required by the defendant parties of the litigation, the settlement proceeds were escrowed with the mortgage holder. Under the terms of the new mortgage loan which closed on February 7, 1995, the settlement proceeds will be used to complete the required repairs. The loan will be fully recourse to the joint venture and to the partners of the joint venture until the repairs are completed, at which time the entire obligation will become non-recourse. All repair work should be completed during fiscal 1996.

     In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Eighth Income Properties, Inc. and Properties Associates 1986, L.P. ("PA1986") which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

     The amended complaint in the New York Limited Partnership Actions alleges that, in connection with the sale of interests in PaineWebber Income Properties Eight Limited Partnership, PaineWebber, Eighth Income Properties, Inc. and PA1986 (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purport to be suing on behalf of all persons who invested in PaineWebber Income Properties Eight Limited Partnership, also allege that following the sale of the partnership interests, PaineWebber, Eighth Income Properties, Inc. and PA1986 misrepresented financial information about the Partnerships value and performance. The amended complaint alleges that PaineWebber, Eighth Income Properties, Inc. and PA1986 violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs seek unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also seek treble damages under RICO. The defendants' time to move against or answer the complaint has not yet expired.

      Pursuant to provisions of the Partnership Agreement and other contractual obligations, under certain circumstances the Partnership may be required to indemnify Eighth Income Properties, Inc., PA1986 and their affiliates for costs and liabilities in connection with this litigation. The General Partners intend to vigorously contest the allegations of the action, and believe that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                   PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

      At September 30, 1995, there were 1,733 record holders of Units in the Partnership. There is no public market for the resale of the Units, and it is not anticipated that a public market for resale of the Units will develop. The Managing General Partner will not redeem or repurchase Units.

      There were no cash distributions made to the Limited Partners during fiscal 1995.

Item 6.  Selected Financial Data

           PaineWebber Income Properties Eight Limited Partnership For the years ended September 30, 1995, 1994, 1993, 1992 and 1991
                     (In thousands, except per Unit data)

                           1995         1994       1993      1992 (2)   1991
                           ----         ----       ----      --------   ----

Revenues             $   8,649   $   8,195   $   8,050    $  8,717   $ 13,362

Operating loss       $  (8,957)  $  (2,940)  $  (2,978)   $ (5,325)  $ (7,958)

Partnership's share of
  ventures' losses   $    (577)  $  (1,036)  $  (1,356)   $ (1,246) $    (992)

Loss on transfer of
  assets at foreclosure      -           -           -    $ (5,653)         -

Loss before extraordinary
  gain               $  (9,534)  $  (3,976) $   (4,334)   $(12,224)  $ (8,950)

Extraordinary gain from
  settlement of debt
  obligation                 -           -           -    $ 11,360          -

Net loss             $  (9,534)   $ (3,976)$    (4,334) $     (864)  $ (8,950)

Total assets         $  23,623    $ 31,090  $   33,521    $ 36,660   $ 57,447

Mortgage debt payable$  36,060    $ 35,237  $   34,634 (1)$ 29,400   $ 29,400

Per 1,000 Limited
  Partnership Units:

  Loss before
   extraordinary gain$  (265.38)$ (110.68)  $ (120.64)   $ (340.23)  $(249.10)

  Extraordinary gain from
   settlement of debt
   obligation                 -         -           -     $  316.19         -

  Net loss          $  (265.38)  $ (110.68)  $ (120.64)   $  (24.04)  $(249.10)

  Cash distributions         -           -           -            -   $  25.00

(1) The increase in long-term debt as of September 30, 1993 resulted from the modification of the mortgage note payable secured by the Newport Beach Marriott operating investment property. As more fully explained in Note 6 to the accompanying financial statements, accrued interest payable as of August 11, 1992 was added to the outstanding principal balance in accordance with the modification agreement which also permitted the future deferral of a portion of the debt service obligation (see Item 7).

(2) The loss on transfer of assets at foreclosure and the extraordinary gain on settlement of debt obligation recognized in fiscal 1992 resulted from the foreclosure, on December 3, 1991, of the wholly-owned Atlanta Marriott Suites Hotel. In anticipation of the foreclosure, the remaining assets and liabilities of this operating investment property were aggregated and separately classified on the Partnership's balance sheet as assets and liabilities of investment property subject to foreclosure at September 30, 1991.

      The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this Annual Report.

      The above per 1,000 Limited Partnership Unit information is based upon the 35,548,976 Limited Partnership Units outstanding during each year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      The Partnership offered Units of Limited Partnership interests to the public from September 17, 1986 to September 16, 1988 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of $35,548,976 were received by the Partnership from the sale of Partnership Units and, after deducting selling expenses and offering costs, approximately $28,474,000 was originally invested in two wholly-owned operating investment properties and four joint venture partnerships which own five operating investment properties. As discussed in prior reports, the Partnership was forced to relinquish ownership of one of its wholly-owned properties, the Atlanta Marriott Suites Hotel, on December 3, 1991 as a result of uncured monetary defaults under the terms of the property's first mortgage loan.

      As previously reported, on January 25, 1993 the Managing General Partner and the lender on the Newport Beach Marriott Suites Hotel finalized an agreement on a modification of the first mortgage loan secured by the Hotel which was retroactive to August 11, 1992. Per the terms of the modification, the maturity date of the loan was extended one year to August 11, 1996. The principal amount of the loan was adjusted to $32,060,518 (the original principal of $29,400,000 plus $2,660,518 of unpaid interest and fees). The outstanding balance of the loan bears interest at a rate of 9.59% through August 11, 1995 and at a variable rate of the adjusted LIBOR index, as defined (5.91% at September 30, 1995), plus 2.5% from August 11, 1995 through the final maturity date. The Partnership is obligated to pay the lender on a monthly basis as debt service an amount equal to Hotel Net Cash, as defined in the Hotel management agreement. In order to increase Hotel Net Cash, Marriott agreed to reduce its Base Management Fee by one percent of total revenue through January 3, 1997. In addition, the reserve for the replacement of equipment and improvements, which is funded out of a percentage of gross revenues generated by the Hotel, was reduced to two percent of gross revenues in 1992 and is equal to three percent of gross revenues thereafter through January 3, 1997. As part of the modification agreement, the Partnership agreed to make additional debt service contributions to the lender of $400,000, of which $50,000 was paid at the closing of the modification and the balance was to be payable on a monthly basis in arrears for forty-two months.

      As part of the agreement to modify the Hotel's mortgage debt, an additional loan facility of up to $4,000,000 was made available from the existing lender to be used to pay debt service shortfalls. This additional loan facility bears interest at a variable rate of adjusted LIBOR, as defined, plus one percent per annum. Interest on the new loan facility is payable currently to the extent of available cash flow from Hotel operations. Interest deferred due to the lack of available cash flow could be added to the principal balance of the new loan until the loan balance reached the $4,000,000 limitation. As of March 31, 1995, the Partnership had exhausted the entire $4,000,000 of this additional loan facility. On April 11, 1995, the Partnership received a default notice from the lender. Under the terms of the loan agreement, as of April 25, 1995 additional default interest accrues at a rate of 4% per annum on the loan amount of $32,060,518 and the additional loan facility of $4,000,000. Subsequent to the date of the default, the Partnership suspended the monthly additional debt service contributions of $8,333 referred to above. At September 30, 1995, approximately $1,242,000 of accrued interest on this additional loan facility remained unpaid and default interest of approximately $637,000 had accrued. After preliminary discussions, it is unclear whether the lender will be willing to allow for further modifications to the loan and an extension of the August 1996 maturity date. Despite an improvement in the Hotel's operating results during fiscal 1995, the estimated value of the Hotel property is substantially less than the obligation to the mortgage lender at the present time. While increased demand from institutional buyers and an absence of any significant new construction activity have led to an improvement in the market for hotel properties in many areas of the country during 1995, it appears unlikely that continued improvement will occur as rapidly or to the extent necessary for the Partnership to recover any portion of its original net investment in the Newport Beach Marriott. Management will continue to make every prudent effort to preserve the Partnership's ownership of the Hotel property, but if the mortgage holder were to choose to initiate foreclosure proceedings, as a practical matter, there is very little that the Partnership could do to prevent foreclosure from occurring.

      In light of the circumstances facing the Newport Beach Marriott Hotel, management reviewed the carrying value of the Hotel for potential impairment as of September 30, 1995. In conjunction with such review, the Partnership elected early application of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). In accordance with SFAS 121, an impairment loss with respect to an operating investment property is recognized when the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value, where fair value is defined as the amount at which the asset could be bought or sold in a current transaction between willing parties, that is other than a forced or liquidation sale. In conjunction with the application of SFAS 121, the Partnership recognized an impairment loss of $6,369,000 to write down the operating investment property to its estimated fair value of $20,000,000 as of September 30, 1995. Fair value was estimated using an independent appraisal of the operating property. The impairment loss resulted because, in management's judgment, the current default status of the mortgage loan secured by the property discussed above, combined with the lack of near-term prospects for sufficient future improvement in market conditions in the Orange County market in which the property is located, are not expected to enable the Partnership to recover the adjusted cost basis of the property. Because the net carrying value of the Hotel is below the balance of the nonrecourse debt obligation secured by the property as of September 30, 1995, the Partnership would recognize a sizable net gain for financial reporting purposes upon a foreclosure of the operating property and settlement of the debt obligation.

      The loss of the Atlanta Marriott Suites to foreclosure in fiscal 1992 and the unlikely prospects for recovery of the Partnership's investment in the Newport Beach Marriott, as discussed further above, mean that the Partnership will be unable to return the full amount of the original invested capital to the Limited Partners. The two hotel investments represented 63% of the Partnership's original investment portfolio. The amount of capital which will be returned will depend upon the proceeds received from the disposition of the Partnership's other investments, which cannot presently be determined. The Partnership's other investments consist of four multi-family apartment complexes and one retail shopping center. Based on the current estimated market values of these investments, only the Partnership's interest in the Meadows in the Park Apartments has any significant value above the outstanding mortgage indebtedness secured by the properties. In October 1993, the sole anchor tenant of the Norman Crossing Shopping Center vacated the center to relocate its operations. This anchor tenant, which occupied 25,000 square feet of the property's 52,000 net leasable square feet, is still obligated under the terms of its lease which runs through the year 2007. To date, all rents due from this tenant have been collected. Nonetheless the anchor tenant vacancy has resulted in several tenants receiving rental abatements during fiscal 1995 and has had an adverse effect on the ability to lease other vacant shop space at the center, which had been 100% occupied prior to the anchor tenant's departure. During fiscal 1995, two vacant shops were leased, both at below market rent levels necessitated by the anchor tenant vacancy. The center was 49% occupied as of September 30, 1995. During the last quarter of fiscal 1995, the former anchor tenant reached an agreement to sub-lease its space to a new tenant. This new sublease tenant is scheduled to take occupancy in January 1996. At such time, the rental abatements granted to the other tenants will be terminated. However, the long-term impact of this subleasing arrangement on the operations of the property remains uncertain at the present time. The joint venture may have to continue to make significant tenant improvements and grant further rental concessions in order to maintain a high occupancy level. Funding for such improvements, along with any operating cash flow deficits incurred during this period of re-stabilization for the shopping center, would be provided primarily by the Partnership. The Partnership funded cash flow deficits of approximately $56,000 for the Norman Crossing joint venture during fiscal 1995. The Partnership also funded its share of the deficits at the Maplewood joint venture during fiscal 1995. While occupancy levels have been maintained in the mid-90% range at the Maplewood property, gross collections have declined over the past twelve months due to slightly deteriorating local market conditions. In December 1994, the Partnership contributed $35,000 to the Maplewood joint venture to cover its share of the venture's cash flow deficits. Subsequent to year-end, in December 1995 the Partnership funded an additional $63,000 to the Maplewood joint venture. Management is prepared to fund the Partnership's share of any additional amounts required to support these two operating investment properties in the near-term.

      Significant progress was made over the past two years toward resolving the remedial repair work and associated litigation affecting the Partnership's investments in the Meadows, Spinnaker Landing and Bay Club Apartments. Management renewed marketing and leasing efforts at the Spinnaker Landing and Bay Club Apartments during the latter part of fiscal 1993 upon the completion of the repair work to correct the construction defects, and occupancy levels stabilized in the mid-90% range during fiscal 1995. However, the venture had negative operating cash flow during fiscal 1995, which was funded from available recoveries on certain legal claims, as discussed further below. Management is hopeful that further improvement in market conditions, combined with further local market acceptance of the improved physical condition and appearance of the renovated apartment properties, will enable the venture to achieve above breakeven cash flow levels in the near future. As of September 30, 1995, the venture has settled substantially all of the outstanding litigation related to the construction defects. During fiscal 1995 the venture received additional settlement proceeds totalling approximately $402,000 from its pursuit of claims against certain subcontractors of the development company and other responsible parties. The Partnership received distributions of $160,000 from the Spinnaker Bay joint venture in fiscal 1995 as a result of these additional recoveries. No significant further litigation proceeds are expected at the present time.

      As part of the initial settlement with the developer of the Spinnaker Landing and Bay Club Apartments, the venture also negotiated a loan modification agreement which provided the majority of the additional funds needed to complete the repairs to the operating properties and extended the maturity date for repayment of the obligation to December 1996. Under the terms of the loan modification, which was executed in December 1991, the lender agreed to loan to the joint venture 80% of the additional amounts necessary to complete the repair of the properties up to a maximum of $760,000. Advances through the completion of the repair work totalled approximately $617,000. The loan modification agreement also required the lender to defer all past due interest and all of the interest due in calendar 1992. During 1993, the joint venture was not in compliance with the loan modification agreement with respect to scheduled payments of principal and interest due to negative cash flow from operations. However, on November 1, 1993 a second loan modification was reached in which the lender agreed to an additional deferral of debt service payments, through July 1, 1993, which was added to the loan principal. The execution of this second modification agreement cured any defaults on the part of the joint venture. Additional amounts owed to the lender as a result of the deferred payments, after the effect of the second modification agreement and including accrued interest, total in excess of $1 million. These additional amounts owed to the lender, while critical and necessary to the process of correcting the construction defects, have further subordinated the equity position of the Partnership in these investment properties. The current estimated market values of the two apartment complexes are below the amount of the outstanding debt obligations. Furthermore, under the terms of the second modification agreement, 100% of any net cash flow available after the payment of current debt service requirements will be payable to the lender until all deferred interest has been paid; thereafter 50% of any net cash flow will be payable to the lender to be applied against outstanding principal. As a result, no additional funds are expected to be received from this venture for the foreseeable future. During fiscal 1995, management evaluated a proposal from the existing mortgage lender to repay the outstanding debt at a significant discount. Such a plan would require a sizable equity contribution by the Partnership. Management has evaluated whether an additional investment of funds in the venture would be economically prudent in light of the future appreciation potential of the properties. At the present time, it does not appear likely that the Partnership will choose to commit the additional equity investment required to effect the proposed debt restructuring. Management continues to examine alternative value creation scenarios, however, there are no assurances that the Partnership will realize any future proceeds from the ultimate disposition of its interests in these two properties.

      During fiscal 1991, the Partnership discovered that certain materials used to construct The Meadows in the Park Apartments, in Birmingham, Alabama, were manufactured incorrectly and would require substantial repairs. During fiscal 1992, the Meadows joint venture engaged local legal counsel to seek recoveries from the venture's insurance carrier, as well as various contractors and suppliers, for the venture's claim of damages, which were estimated at between $1.6 and $2.1 million, not including legal fees and other incidental costs. During fiscal 1993, the insurance carrier deposited approximately $522,000 into an escrow account controlled by the venture's mortgage lender in settlement of the undisputed portion of the venture's claim. During fiscal 1994, the insurer agreed to enter into non-binding mediation towards settlement of the disputed claims out of court. On October 3, 1994, the joint venture verbally agreed to settle its claims against the insurance carrier, architect, general contractor and the surety/completion bond insurer for $1,714,000, which is in addition to the $522,000 previously paid by the insurance carrier. These settlement proceeds were escrowed with the mortgage holder. The nonrecourse mortgage payable secured by the Meadows' operating property was scheduled to mature on November 1, 1994. During the first quarter of fiscal 1995, the venture obtained an extension of the maturity date from the lender to January 1, 1995. Delays in the closing process for a new loan resulted in the inability to repay the mortgage loan upon the expiration of the forbearance period. On January 3, 1995, the mortgage lender sent a formal default notice to the venture stating that a default interest rate of 15.5% per annum would be applied to the loan effective January 1, 1995. On February 7, 1995, the venture closed on a new loan and fully repaid the prior mortgage debt obligation. The new debt, in the initial principal amount of $5,500,000, bears interest at a variable rate equal to the 30-day LIBOR rate plus 2.25% (equivalent to a rate of approximately 8.125% per annum as of September 30, 1995). The loan has a 5-year term and requires monthly interest and principal payments based on a 25-year amortization schedule. Under the terms of the new loan, the settlement proceeds will be used to complete the required repairs. The loan will be fully recourse to the joint venture and to the partners of the joint venture until the repairs are completed, at which time the entire obligation will become non-recourse. As of September 30, 1995, $996,000 had been disbursed for the renovations, which were approximately 67% complete, leaving $718,000 in escrow for future repairs. All of the repair work is expected to be completed by the end of fiscal 1996. The occupancy level at Meadows dropped significantly to 79% at September 30, 1995, down from 98% at September 30, 1994. This decline is due to ongoing construction activities related to the repair work which have resulted in apartment units being taken out of service while the repair work is performed. The overall Birmingham, Alabama market remains strong and the occupancy level is expected to increase back to stabilized levels as repairs to the property are completed.

      As stated above, the Meadows in the Park Apartments is the only one of the Partnership's investments which would appear to have any significant value above the related mortgage loan obligations based on current estimated market values. Assuming that the overall market for multi-family apartment properties remains strong in the near-term, the Meadows joint venture may have a favorable opportunity to sell the operating investment property subsequent to the completion of the repair work discussed above. While there are no assurances that a sale transaction will be completed, if the Partnership were to sell its investment in the Meadows property, management would have to determine whether to distribute all of the net proceeds from such a transaction to the Limited Partners or to withhold all or a portion of such proceeds for potential reinvestment in the remaining investment properties as part of a plan to create value for the Partnership's remaining investment positions. Under such circumstances, management would base its decisions on an assessment of the expected overall returns to the Limited Partners. Management is currently in the process of identifying and evaluating alternative operating plans for the Partnership in light of the pending resolution of the Newport Beach Marriott default situation, the potential future sale of the Meadows property and the status of the Partnership's existing cash reserves.

      At September 30, 1995, the Partnership had available cash and cash equivalents of $1,362,000. Approximately $575,000 of such cash is held at the wholly-owned Newport Beach Marriott Suites Hotel and is designated for use to pay hotel operating expenses and required debt service. The balance of such cash and cash equivalents will be utilized as needed for Partnership requirements such as the payment of operating expenses and the funding of joint venture capital improvements, operating deficits or refinancing expenses. In addition, the Partnership had a cash reserve of approximately $618,000 as of September 30, 1995, which is held by Marriott Corporation and is available exclusively to be used for repairs and replacements related to the Newport Beach Marriott Suites Hotel. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's income-producing investment properties and proceeds received from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on a short-term basis. As discussed further above, management is currently evaluating alternative operating strategies to address the Partnership's long-term liquidity needs.

Results of Operations
1995 Compared to 1994

      The Partnership had a net loss of $9,534,000 for fiscal 1995, as compared to a net loss of $3,976,000 in the prior year. This significant increase in net loss is primarily due to the $6,369,000 impairment write-down recorded on the Newport Beach Marriott Suites Hotel in fiscal 1995, as discussed further above. In addition, an increase in interest expense on the Marriott loan arrangements of $1,421,000 also contributed to the increase in net loss for the current year. The increase in interest expense is the result of default interest being accrued on the outstanding mortgage loan and additional loan facility secured by the Newport Beach Marriott Suites Hotel beginning in April 1995, along with the increase in the outstanding amount of the additional loan facility over the past two years. The increase in net loss was partially offset by a decrease in Hotel operating expenses of $716,000, an increase in Hotel revenues of $390,000, a decrease in depreciation and amortization expense of $567,000 and a decline in the Partnership's share of ventures' losses of $459,000. The decrease in expenses at the wholly-owned Marriott Hotel is mainly due to a substantial real estate tax refund received in fiscal 1995 as a result of a successful appeal of prior year assessments. The refund, which totalled $731,000, was received late in fiscal 1995 and, subsequent to year-end, was remitted to the mortgage lender as additional debt service owed under the terms of the modified loan agreement. Room revenues at the Newport Beach Hotal were up by $344,000, or 6%, for fiscal 1995 as a result of an increase in average occupancy. The increase in room revenues resulted from an improvement in the Hotel's average occupancy level from 75% for fiscal 1994 to 78% for fiscal 1995. Amortization expense was significantly lower in fiscal 1995 as a result of certain fees becoming fully amortized in the prior year. In addition, an increase of $64,000 in interest and other income and a decrease of $36,000 in Partnership general and administrative expenses also offset the increase in net loss for fiscal 1995. Interest income in fiscal 1995 reflects interest received on certain advances to one of the Partnership's joint ventures.

      The decrease in the Partnership's share of ventures' losses is mainly the result of increases in revenues at the Meadows, Spinnaker Landing, and Bay Club Apartments, a decrease in depreciation expense at the Meadows joint venture and a decrease in combined property operating expenses. Rental income at Bay Club and Spinnaker Landing increased as a result of the lease-up achieved at the renovated apartments over the past two years, as discussed further above. Revenues were higher at the Meadows joint venture despite the decrease in occupancy discussed above as a result of the designation of the excess of the settlement proceeds received over the estimated repair costs as rental interruption compensation, which was recorded as income in fiscal 1995. Depreciation expense at the Meadows joint venture decreased by $100,000 as a result of certain assets being fully depreciated during the prior fiscal year. The decline in combined property operating expenses can be primarily attributed to a decrease in repairs and maintenance expenses at the Meadows joint venture.

1994 Compared to 1993

     The Partnership had a net loss of $3,976,000 for fiscal 1994, as compared to a net loss of $4,334,000 in the prior year. The primary reason for this decrease in net loss of $358,000 was a decrease in the Partnership's share of ventures' losses in fiscal 1994. The Partnership's share of ventures' losses decreased by $320,000 mainly due to an increase in rental income resulting from a significant increase in occupancy at the Spinnaker Landing and Bay Club Apartments as a result of the renewal of leasing efforts, as discussed further above. The increase in rental income was partially offset by an increase in interest expense on the Spinnaker Landing and Bay Club mortgage loans as a result of the accrual of interest on debt service payments deferred by the lender during fiscal 1993. The Partnership's operating loss decreased by $38,000 in fiscal 1994 primarily as a result of an increase in net operating income from the Newport Beach Marriott Suites Hotel, due to the higher occupancy levels achieved at the Hotel in fiscal 1994, and a decrease in depreciation and amortization expense, due to certain deferred fees being fully amortized in the prior year. The increase in hotel net operating income and the decrease in depreciation and amortization expense were partially offset by increases in interest expense and general and administrative expenses in 1994. Interest expense increased due to the advances under the additional loan facility from the Hotel's mortgage lender to pay debt service shortfalls and an increase in the variable interest rate on this loan facility. The increase in Partnership general and administrative expenses reflected certain costs incurred in connection with an independent valuation of the Partnership's operating properties which was commissioned during fiscal 1994 in conjunction with management's ongoing refinancing efforts and portfolio management responsibilities.

1993 Compared to 1992

     The Partnership's net loss increased by $3,471,000 during fiscal 1993, when compared to fiscal 1992. The increase in net loss primarily resulted from the foreclosure of the Atlanta Marriott Suites Hotel in fiscal 1992 which, as explained below, resulted in an extraordinary gain from settlement of debt obligation of $11,360,000. The extraordinary gain was partially offset by a loss on transfer of assets at foreclosure of $5,653,000. The transfer of the Atlanta Hotel's title to the lender through foreclosure proceedings was accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings" (SFAS No. 15). The extraordinary gain arose due to the fact that the balance of the mortgage loan and related accrued interest exceeded the estimated fair value of the Hotel investment and certain other assets transferred to the lender at the time of the foreclosure. The loss on transfer of assets resulted from the fact that the net carrying value of the Hotel exceeded the Hotel's estimated fair value at the time of foreclosure.

     Net loss also included operating loss and the Partnership's share of ventures' losses. Operating loss decreased by approximately 44% during fiscal 1993 primarily due to the foreclosure of the Atlanta Hotel, which had been generating significant losses from operations prior to the foreclosure. The operating results for fiscal 1992 included the operations of the Atlanta Hotel through December 3, 1991, the date of foreclosure. In addition, interest expense on the mortgage loan secured by the Newport Beach Marriott Suites Hotel decreased in fiscal 1993 as a result of the amortization of the deferred gain which resulted from the modification described above. This modification was also accounted for in accordance with SFAS No. 15. Accordingly, the forgiveness of accrued interest and fees through August 11, 1992 of $1,767,000 was being deferred and amortized as a reduction of interest expense prospectively, using the effective interest method over the remaining term of the Hotel's indebtedness. The reduction in interest expense which resulted from this accounting treatment of the debt modification was partially offset by interest incurred on the additional advances from the Marriott lender to cover the deferred portion of the Partnership's debt service payments.

     The Partnership's share of ventures' losses increased by approximately 9% in fiscal 1993 mainly due to a decline in operating revenues at Spinnaker Bay Associates. Due to the construction-related defects found at both of the apartment complexes owned by the joint venture, management had temporarily suspended leasing efforts while the repair work at the properties was being performed, which resulted in a decline in average occupancy and revenues. In addition, interest expense on the venture's mortgage loan increased as a result of the accrual of interest on debt service payments deferred by the lender during fiscal 1993.

Inflation

      The  Partnership  completed  its eighth full year of  operations in fiscal
1995. The effects of inflation and changes in prices on the Partnership's operating results to date have not been significant.

      Inflation in future periods may increase revenues, as well as operating expenses at the Partnership's operating investment properties. Some of the existing leases with tenants at the Partnership's commercial investment property contain rental escalation and/or expense reimbursement clauses based on increases in tenant sales or property operating expenses. Tenants at the Partnership's apartment properties have short-term leases, generally of six-to-twelve months in duration. Rental rates at these properties can be adjusted to keep pace with inflation, to the extent market conditions allow, when the leases are renewed or turned over. In addition, rental rates at the Partnership's remaining hotel property can be set daily to keep pace with inflationary pressures, as market conditions will allow. Such increases in rental income would be expected to at least partially offset the corresponding increases in Partnership and property operating expenses.

Item 8.  Financial Statements and Supplementary Data

      The financial statements and supplementary data are included under Item 14 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                   PART III

Item 10.  Directors and Executive Officers of the Partnership

      The Managing General Partner of the Partnership is Eighth Income Properties, Inc., a Delaware corporation, which is a wholly-owned subsidiary of PaineWebber. The Associate General Partner of the Partnership is Properties Associates 1986, L.P., a Virginia limited partnership, certain limited partners of which are also officers of the Adviser and the Managing General Partner. The Managing General Partner has overall authority and responsibility for the Partnership's operation; however, the day-to-day business of the Partnership is managed by the Adviser pursuant to an advisory contract.

      (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:

                                                                   Date elected
      Name                      Office                      Age    to Office

Lawrence A. Cohen    President and Chief Executive Officer  42       5/1/91
Albert Pratt         Director                               84
8/27/85 *
J. Richard Sipes     Director                               48       6/9/94
Walter V. Arnold     Senior Vice President and Chief
                       Financial  Officer                   48       10/29/85
James A. Snyder      Senior Vice President                  50       7/6/92
John B. Watts III    Senior Vice President                  42       6/6/88
David F. Brooks      First Vice President and
                       Assistant Treasurer                  53       8/27/85 *
Timothy J. Medlock   Vice President and Treasurer           34       6/1/88
Thomas W. Boland     Vice President                         33       12/1/91

*  The date of incorporation of the Managing General Partner.

      (c) There are no other significant employees in addition to the directors and principal executive officers mentioned above.

      (d) There is no family relationship among any of the foregoing directors and principal executive officers of the Managing General Partner of the Partnership. All of the foregoing directors and principal executive officers have been elected to serve until the annual meeting of the Managing General Partner.

      (e) All of the directors and executive officers of the Managing General Partner hold similar positions in affiliates of the Managing General Partner, which are the corporate general partners of other real estate limited partnerships sponsored by PWI, and for which Paine Webber Properties Incorporated serves as the Adviser. The business experience of each of the directors and principal executive officers of the Managing General Partner is as follows:

      Lawrence A. Cohen is President and Chief Executive Officer of the Managing General Partner and President and Chief Executive Officer of the Adviser which he joined in January 1989. He is also a member of the Board of Directors and the Investment Committee of the Adviser. From 1984 to 1988, Mr. Cohen was First Vice President of VMS Realty Partners where he was responsible for origination and structuring of real estate investment programs and for managing national broker-dealer relationships. He is a member of the New York Bar and is a Certified Public Accountant.

      Albert Pratt is a Director of the Managing General Partner, a Consultant of PWI and a General Partner of the Associate General Partner. Mr. Pratt joined PWI as Counsel in 1946 and since that time has held a number of positions including Director of both the Investment Banking Division and the International Division, Senior Vice President and Vice Chairman of PWI and Chairman of PaineWebber International, Inc.

    J. Richard Sipes is a Director of the Managing General Partner and a Director of the Adviser. Mr. Sipes is an Executive Vice President at PaineWebber. He joined the firm in 1978 and has served in various capacities within the Retail Sales and Marketing Division. Before assuming his current position as Director of Retail Underwriting and Trading in 1990, he was a Branch Manager, Regional Manager, Branch System and Marketing Manager for a PaineWebber subsidiary, Manager of Branch Administration and Director of Retail Products and Trading. Mr. Sipes holds a B.S. in Psychology from Memphis State University.

      Walter V. Arnold is Senior Vice President and Chief Financial Officer of the Managing General Partner and Senior Vice President and Chief Financial Officer of the Adviser which he joined in October 1985. Mr. Arnold joined PWI in 1983 with the acquisition of Rotan Mosle, Inc. where he had been First Vice President and Controller since 1978, and where he continued until joining the Adviser. He began his career in 1974 with Arthur Young & Company in Houston. Mr. Arnold is a Certified Public Accountant licensed in the state of Texas.

      James A. Snyder is a Senior Vice President of the Managing General Partner and a Senior Vice President and Member of the Investment Committee of the Adviser. Mr. Snyder re-joined the Adviser in July 1992 having served previously as an officer of PWPI from July 1980 to August 1987. From January 1991 to July 1992, Mr. Snyder was with the Resolution Trust Corporation where he served as the Vice President of Asset Sales prior to re-joining PWPI. From February 1989 to October 1990, he was President of Kan Am Investors, Inc., a real estate investment company. During the period August 1987 to February 1989, Mr. Snyder was Executive Vice President and Chief Financial Officer of Southeast Regional Management Inc., a real estate development company.

      John B. Watts III is a Senior Vice President of the Managing General Partner and a Senior Vice President of the Adviser which he joined in June 1988. Mr. Watts has had over 16 years of experience in acquisitions, dispositions and finance of real estate. He received degrees of Bachelor of Architecture, Bachelor of Arts and Master of Business Administration from the University of Arkansas.

      David F. Brooks is a First Vice President and Assistant Treasurer of the Managing General Partner and a First Vice President and an Assistant Treasurer of the Adviser. Mr. Brooks joined the Adviser in March 1980. From 1972 to 1980, Mr. Brooks was an Assistant Treasurer of Property Capital Advisors, Inc. and also, from March 1974 to February 1980, the Assistant Treasurer of Capital for Real Estate, which provided real estate investment, asset management and consulting services.

      Timothy J. Medlock is a Vice President and Treasurer of the Managing General Partner and Vice President and Treasurer of the Adviser which he joined in 1986. From June 1988 to August 1989, Mr. Medlock served as the Controller of the Managing General Partner and the Adviser. From 1983 to 1986, Mr. Medlock was associated with Deloitte Haskins & Sells. Mr. Medlock graduated from Colgate University in 1983 and received his Masters in Accounting from New York University in 1985.

      Thomas W. Boland is a Vice President of the Managing General Partner and a Vice President and Manager of Financial Reporting of the Adviser which he joined in 1988. From 1984 to 1987 Mr. Boland was associated with Arthur Young & Company. Mr. Boland is a Certified Public Accountant licensed in the state of Massachusetts. He holds a B.S. in Accounting from Merrimack College and an M.B.A. from Boston University.

      (f) None of the directors and officers were involved in legal proceedings which are material to an evaluation of his or her ability or integrity as a director or officer.

      (g) Compliance With Exchange Act Filing Requirements: The Securities Exchange Act of 1934 requires the officers and directors of the Managing General Partner, and persons who own more than ten percent of the Partnership's limited partnership units, to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent beneficial holders are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) forms they file.

      Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended September 30, 1995, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

Item 11.  Executive Compensation

      The directors and officers of the Partnership's Managing General Partner received no current or proposed remuneration from the Partnership.

      The Partnership is required to pay certain fees to the Adviser, and the General Partners are entitled to receive a share of Partnership cash distributions and a share of profits and losses. These items are described under
Item 13.

      The  Partnership  paid cash  distributions  to the  Limited  Partners on a quarterly basis at a rate equal to 5% per annum on invested capital from inception through the first quarter of fiscal 1991. Effective for the quarter ended March 31, 1991, such distributions were suspended indefinitely. Furthermore, the Partnership's Limited Partnership Units are not actively traded on any organized exchange, and no efficient secondary market exists. Accordingly, no accurate price information is available for these Units. Therefore, a presentation of historical Unitholder total returns would not be meaningful.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      (a) The Partnership is a limited partnership issuing Units of Limited Partnership Interest, not voting securities. All the outstanding stock of the Managing General Partner, Eighth Income Properties, Inc., is owned by PaineWebber. Properties Associates 1986, L.P., the Associate General Partner, is a Virginia limited partnership, the limited partners of which are also officers of the Adviser and the Managing General Partner. Properties Associates 1986, L.P. also is the Initial Limited Partner. An affiliate of the Managing General Partner referred to below owned more than 5% of the outstanding Units of limited partnership interest in the Partnership as of September 30, 1995.



                                                Amount
                        Name and Address        Beneficially      Percent
Title of Class          of Beneficial Owner     Owned             of Class

Units of Limited       PaineWebber Incorporated 5,000,000         14.1%
Partnership            1285 Avenue of the Americas                Units
                       New York, NY  10019



      (b) The directors and officers of the Managing General Partner do not directly own any Units of Limited Partnership Interest of the Partnership. No director or officer of the Managing General Partner, nor any limited partner of the Associate General Partner, possesses a right to acquire beneficial ownership of Units of Limited Partnership Interest of the Partnership.

      (c) There exists no arrangement, known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

      The General Partners of the Partnership are Eighth Income Properties, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber"), and Properties Associates 1986, L.P. (the "Associate General Partner"), a Virginia limited partnership, certain limited partners of which are also officers of the Managing General Partner. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by PaineWebber Properties Incorporated (the "Adviser"), pursuant to an advisory contract. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI").

      PaineWebber owned 5,000,000 units of Limited Partnership interest in the Partnership as of both September 30, 1995 and 1994.

      The General Partners, the Adviser and PWI receive fees and compensation, determined on an agreed upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management, financing and disposition of Partnership investments.

      In connection with the acquisition of properties, the Adviser received acquisition fees in an amount not greater than 5% of the gross proceeds from the sale of Partnership Units. In connection with the sale of each property, the Adviser may receive a disposition fee, payable upon liquidation of the Partnership, in an amount equal to the lesser of 1% of the aggregate sales price of the property or 50% of the standard brokerage commissions, subordinated to the payment of certain amounts to the Limited Partners.

      Pursuant  to the  terms of the  Partnership  Agreement,  as  amended,  any taxable income or tax loss (other than from a Capital Transaction) of the Partnership will be allocated 98.94802625% to the Limited Partners and 1.05197375% to the General Partners. Taxable income or tax loss arising from a sale or refinancing of investment properties will be allocated to the Limited Partners and the General Partners in proportion to the amounts of sale or refinancing proceeds to which they are entitled; provided that the General Partners shall be allocated at least 1% of taxable income arising from a sale or refinancing. If there are no sale or refinancing proceeds, taxable income or tax loss from a sale or refinancing will be allocated 98.94802625% to the Limited Partners and 1.05197375% to the General Partners. Notwithstanding this, the Partnership Agreement provides that the allocation of taxable income and tax losses arising from the sale of a property which leads to the dissolution of the Partnership shall be adjusted to the extent feasible so that neither the General or Limited Partners recognize any gain or loss as a result of having either a positive or negative balance remaining in their capital accounts upon the dissolution of the Partnership. If the General Partner has a negative capital account balance subsequent to the sale of a property which leads to the dissolution of the Partnership, the General Partner may be obligated to restore a portion of such negative capital account balance as determined in accordance with the provisions of the Partnership Agreement. Allocations of the Partnership's operations between the General Partners and the Limited Partners for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

      All distributable cash, as defined, for each fiscal year shall be distributed quarterly in the ratio of 95% to the Limited Partners, 1.01% to the General Partners and 3.99% to the Adviser, as an asset management fee.

      Under the advisory contract, the Adviser has specific management responsibilities; to administer day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser will be paid a basic management fee (3% of adjusted cash flow, as defined in the Partnership Agreement) and an incentive management fee (2% of adjusted cash flow subordinated to a noncumulative annual return to the Limited Partners equal to 5% based upon their adjusted capital contributions), in addition to the asset management fee referred to above, for services rendered. The Adviser earned no management fees during the year ended September 30, 1995.

      Both the Managing General Partner and the Adviser will receive reimbursements for actual amounts paid on the Partnership's behalf including offering and organization costs (not to exceed 5% of the gross offering proceeds of the offering), acquisition expenses incurred in investigating or acquiring real property investments and any other costs for goods or services used for or by the Partnership.

      An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended September 30, 1995 is $91,000 representing reimbursements to this affiliate for providing such services to the Partnership.

   The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins"), an affiliate of the Managing General Partner, for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $4,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1995. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)  The following documents are filed as part of this report:

        (1) and (2)    Financial Statements and Schedules:

                        The  response to this portion of Item 14 is submitted as
                        a  separate  section  of  this  report.   See  Index  to
                        Financial Statements and Financial Statement
                        Schedules at page F-1.

        (3)             Exhibits:

                        The  exhibits  listed  on  the  accompanying   index  to
                        exhibits at Page IV-3 are filed as part of this Report.


   (b) No Current Reports on Form 8-K were filed during the last quarter of the period covered by this Report.

   (c)  Exhibits

             See (a) (3) above.

   (d)  Financial Statement Schedules

             The response to this portion of Item 14 is submitted as a separate section of this Report. See Index to Financial Statements and Financial Statement Schedules at page F-1.

                                        SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PAINE WEBBER INCOME PROPERTIES EIGHT
                                        LIMITED PARTNERSHIP


                                  By:  Eighth Income Properties, Inc.
                                          Managing General Partner



                                  By:    /s/ Lawrence A. Cohen
                                     Lawrence A. Cohen
                                     President and Chief Executive Officer



                                  By:     /s/ Walter V. Arnold
                                     Walter V. Arnold
                                     Senior Vice President and
                                     Chief Financial Officer



                                  By:     /s/ Thomas W. Boland
                                     Thomas W. Boland
                                     Vice President

Dated:  January 9, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacity and on the dates indicated.




By:/s/ Albert Pratt                             Date:January 9, 1996
   Albert Pratt
   Director






By: /s/ J. Richard Sipes                        Date:January 9, 1996
   J. Richard Sipes
   Director

                          ANNUAL REPORT ON FORM 10-K
                                Item 14(a)(3)

           PAINE WEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP
                              INDEX TO EXHIBITS


                                                        Page Number in the
Exhibit No.       Description of Document               Report or Other
                                                        Reference
---------------   -----------------------------------   -----------------------

(3) and (4)       Prospectus of the Registrant dated    Filed     with     the
                  September 17, 1986, as supplemented,  Commission pursuant to
                  with particular reference to the      Rule 424(c) and
                  Restated Certificate and Agreement    incorporated herein by
                  of Limited Partnership.               reference.

(10)              Material contracts previously filed   Filed with the
                  as exhibits to registration           Commission  pursuant to
                  statements and amendments thereto     Section 13 or 15(d) of
                  of the registrant together with       of the Securities
                  all such contracts filed as           Exchange Act of 1934
                  exhibits of previously filed          and incorporated
                  Forms 8-K and Forms 10-K are          herein by reference.
                  hereby incorporated
                  by reference.


(13)              Annual Report to Limited Partners     No Annual  Report  for
                                                        the year ended
                                                        September 30, 1995
                                                        has been  sent to the
                                                        Limited Partners.  An
                                                        Annual  Report will be
                                                        sent to the Limited
                                                        Partners subsequent  to
                                                        this  filing.


(22)              List of subsidiaries                  Included  in Item 1 of
                                                        Part I of this  Report
                                                        Page I-1, to
                                                        which   reference   is
                                                        hereby made.



(27)              Financial data schedule               Filed   as  the   last
                                                        page     of      EDGAR
                                                        submission   following
                                                        the          Financial
                                                        Statements         and
                                                        Financial    Statement
                                                        Schedule  required  by
                                                        Item 14.

                          ANNUAL REPORT ON FORM 10-K
                       Item 14(a) (1) and (2) and 14(d)
           PAINE WEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP
                        INDEX TO FINANCIAL STATEMENTS
                      AND FINANCIAL STATEMENT SCHEDULES



                                                                      Reference

Paine Webber Income Properties Eight Limited Partnership:

  Report of independent auditors                                          F-2

  Balance sheets as of September 30, 1995 and 1994                        F-3

  Statements of operations  for the years ended
     September 30, 1995,  1994 and 1993                                   F-4

  Statements  of changes in  partners'  deficit for the years
     ended  September 30, 1995, 1994 and 1993                             F-5

  Statements of cash flows for the years ended  September  30, 1995,
     1994 and 1993                                                        F-6

  Notes to financial statements                                           F-7

  Schedule III - Real Estate and Accumulated Depreciation                 F-21


  Other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

                        REPORT OF INDEPENDENT AUDITORS



The Partners of
PaineWebber Income Properties Eight Limited Partnership:

      We have audited the accompanying balance sheets of PaineWebber Income Properties Eight Limited Partnership as of September 30, 1995 and 1994, and the related statements of operations, changes in partners' deficit, and cash flows for each of the three years in the period ended September 30, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PaineWebber Income Properties Eight Limited Partnership at September 30, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Notes 2 and 4 to the financial statements, in fiscal 1995 the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."






                               /s/ ERNST & YOUNG LLP
                               ERNST & YOUNG LLP




Boston, Massachusetts
December 28, 1995

           PAINE WEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP

                                BALANCE SHEETS
                         September 30, 1995 and 1994
                     (In thousands, except per Unit data)

                                    ASSETS

                                                           1995        1994
Operating investment property:
   Land                                                  $  5,488    $  6,664
   Buildings                                               21,377      25,791
   Equipment and improvements                               2,868       3,482
                                                         --------   ---------
                                                           29,733      35,937
   Less accumulated depreciation                           (9,733)     (8,840)
                                                        ----------  ---------
                                                           20,000      27,097

Investments in joint ventures, at equity                      412       1,058
Cash and cash equivalents                                   1,362       1,496
Cash reserved for capital expenditures                        618         758
Accounts receivable                                           240         286
Due from Marriott Corporation                                 680           -
Inventories                                                   124         138
Other assets                                                   50          51
Deferred expenses, net of accumulated amortization
 of $2,425 ($2,356 in 1994)                                   137         206
                                                      ----------- -----------
                                                         $ 23,623    $ 31,090
                                                         ========    ========

                      LIABILITIES AND PARTNERS' DEFICIT

Accounts payable and accrued expenses                  $      182  $      481
Accounts payable - affiliates                                   2           2
Accrued interest payable                                    1,242         287
Due to Marriott Corporation                                     -          12
Loan payable to Marriott Corporation                        6,328       5,728
Mortgage debt payable                                      36,060      35,237
                                                         --------    --------
      Total liabilities                                    43,814      41,747

Partners' deficit:
  General Partners:
   Capital contributions                                        1           1
   Cumulative net loss                                       (510)       (410)
   Cumulative cash distributions                              (86)        (86)

  Limited Partners ($1 per Unit; 35,548,976
     Units subscribed and issued):
   Capital contributions, net of offering
      costs of $4,791                                      30,758      30,758
   Cumulative net loss                                    (44,635)    (35,201)
   Cumulative cash distributions                           (5,719)     (5,719)
                                                       ----------- ----------
      Total partners' deficit                             (20,191)    (10,657)
                                                        ---------   ----------
                                                         $ 23,623    $ 31,090
                                                         ========    ========


                           See accompanying notes.

           PAINE WEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP

                           STATEMENTS OF OPERATIONS
            For the years ended September 30, 1995, 1994 and 1993
                     (In thousands, except per Unit data)


                                                1995        1994        1993
                                                ----        ----        ----
Revenues:
   Hotel revenues                            $  8,512    $  8,122    $  7,969
   Interest and other income                      137          73          81
                                             --------    -------     --------
                                                8,649       8,195       8,050
Expenses:
   Hotel operating expenses                     5,550       6,266       6,234
   Interest expense                             4,389       2,968       2,887
   Depreciation and amortization                  962       1,529       1,695
   General and administrative                     336         372         212
   Loss due to impairment
     of operating investment property           6,369           -           -
                                            ---------    --------     -------
                                               17,606     11,135      11,028
                                             --------    --------    --------
Operating loss                                 (8,957)     (2,940)     (2,978)

Partnership's share of ventures' losses          (577)     (1,036)     (1,356)
                                          -----------  ----------   ---------

Net loss                                    $  (9,534)  $  (3,976)  $  (4,334)
                                            ==========  =========   ==========

Net loss per 1,000 Limited Partnership Unit   $(265.38)   $(110.68)   $(120.64)
                                              ========    ========    =========


   The above net loss per 1,000 Limited Partnership Units is based upon the 35,548,976 Limited Partnership Units outstanding during each year.

























                           See accompanying notes.

           PAINE WEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP

                  STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
              For the years ended September 30, 1995, 1994 and 1993
                                (In thousands)

                                        General      Limited
                                        Partners     Partners     Total

Balance at September 30, 1992             $(407)     $(1,940)      $(2,347)

Net loss                                    (46)      (4,288)       (4,334)
                                       --------     --------      --------

Balance at September 30, 1993              (453)      (6,228)       (6,681)

Net loss                                    (42)      (3,934)       (3,976)
                                       --------   ----------    ----------

Balance at September 30, 1994              (495)     (10,162)      (10,657)

Net loss                                   (100)      (9,434)       (9,534)
                                      ----------  -----------   ----------

Balance at September 30, 1995             $(595)    $(19,596)     $(20,191)
                                          ======    =========     =========
































                           See accompanying notes.

           PAINE WEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP

                           STATEMENTS   OF  CASH  FLOWS
              For the years ended September 30, 1995, 1994 and 1993
               Increase (Decrease) in Cash and Cash Equivalents
                                (In thousands)

                                                1995        1994        1993
                                                ----        ----        ----
Cash flows from operating activities:
  Net loss                                    $(9,534)    $(3,976)    $(4,334)
  Adjustments to reconcile net loss to
  net cash used for operating activities:
   Interest expense                               600         543         492
   Depreciation and amortization                  962       1,529       1,695
   Amortization of deferred gain on
     forgiveness of debt                         (324)       (768)       (675)
   Partnership's share of ventures' losses        577       1,036       1,356
   Loss due to impairment of
     operating investment property              6,369           -           -
   Changes in assets and liabilities:
     Accounts receivable                           46         (68)         13
     Due to/from Marriott Corporation            (692)         47        (149)
     Inventories                                   14          (6)         (4)
     Deferred expenses                              -           -         (71)
     Other assets                                   1           5           6
     Accounts payable and accrued expenses       (299)        263          53
     Accounts payable - affiliates                  -         (21)          3
     Accrued interest payable                     955         144         (44)
                                           ----------  ----------  -----------
         Total adjustments                      8,209       2,704       2,675
         Net cash used for operating
           activities                          (1,325)     (1,272)     (1,659)

Cash flows from investing activities:
  Additions to operating investment property     (165)       (536)          -
  Net (deposits to) withdrawals from capital
    expenditure reserve                           140          53        (200)
  Investments in joint ventures                  (152)          -         (60)
  Distributions from joint ventures               221         398         130
                                            ---------   ---------    --------
         Net cash provided by (used for)
           investing activities                    44         (85)       (130)

Cash flows from financing activities:
  Proceeds from issuance of long-term debt      1,147       1,371       1,482
                                            ---------   ---------    --------
         Net cash provided by
           financing activities                 1,147       1,371       1,482
                                            ---------    --------    --------

Net increase (decrease) in cash
     and cash equivalents                        (134)         14        (307)

Cash and cash equivalents, beginning of year    1,496       1,482       1,789
                                            ---------   ---------    --------

Cash and cash equivalents, end of year       $  1,362    $  1,496    $  1,482
                                             ========    ========    ========

Cash paid during the year for interest       $  3,157    $  3,049    $  3,114
                                             ========    ========    ========





                           See accompanying notes.

           PAINEWEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP
                        Notes to Financial Statements

1.     Organization

      PaineWebber Income Properties Eight Limited Partnership (the "Partnership") is a limited partnership organized in April 1986 for the purpose of investing in a diversified portfolio of income-producing real properties. The Partnership authorized the issuance of Partnership units (the "Units"), at $1 per Unit, of which 35,548,976 were subscribed and issued between September 17, 1986 and September 16, 1988.

2.    Summary of Significant Accounting Policies

      The accompanying financial statements include the Partnership's investments in four joint venture partnerships which own five operating properties. The Partnership accounts for its investments in joint ventures using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method the ventures are carried at cost adjusted for the Partnership's share of the ventures' earnings and losses and distributions. See Note 5 for a description of the joint venture investments.

      Through September 30, 1994, the Partnership carried its operating investment property at the lower of cost, reduced by accumulated depreciation and guaranteed payments received from Marriott Corporation (see Note 4), or net realizable value. Effective for fiscal 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for Impairment of Long-Lived Assets and for
      Long-Lived  Assets  to Be  Disposed  Of," to  account  for  its  operating investment properties, including those owned through joint venture partnerships. In accordance with SFAS 121, an impairment loss with respect to an operating investment property is recognized when the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value, where fair value is defined as the amount at which the asset could be bought or sold in a current transaction between willing parties, that is other than a forced or liquidation sale. In conjunction with the application of SFAS 121, an impairment loss on the Partnership's wholly-owned Hotel investment property was recognized in fiscal 1995. Such loss is described in more detail in Note 4.

      Depreciation expense on the operating investment property is computed using the straight-line method over an estimated useful life of thirty years for the buildings, and seven years for equipment and improvements. Acquisition expenses, including professional fees and guaranty fees, have been capitalized and are included in the cost of the operating investment property.

      Inventories are valued at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventories consist of supply inventories of $111,000 ($120,000 in 1994) and food and beverage inventories of $13,000 ($18,000 in 1994).

      Deferred expenses consist of capitalized pre-opening costs related to the Newport Beach hotel property, prepaid management fees, non-competition fees paid to Marriott Corporation (see Note 4), and financing costs associated with the Partnership's mortgage note payable. These expenses are being amortized using the straight-line method primarily over three- to seven-year periods. Certain closing costs associated with the modification of the mortgage note payable secured by the Newport Beach Marriott are being amortized over the remaining term of the loan.

      For the purposes of reporting cash flows, cash and cash equivalents include all highly liquid investments which have original maturities of 90 days or less.

      Certain prior year balances have been reclassified to conform to the 1995 presentation.

      No provision for income taxes has been made as the liability for such taxes is that of the individual partners rather than the Partnership. Upon sale or disposition of the Partnership's investments, the taxable gain or the tax loss incurred will be allocated among the partners. In cases where the disposition of the investment involves the lender foreclosing on the investment, taxable income could occur without distribution of cash. This income would represent passive income to the partners which could be offset by each partners' existing passive losses, including any passive loss carryovers from prior years.

3.    The Partnership Agreement and Related Party Transactions

      The General Partners of the Partnership are Eighth Income Properties, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber"), and Properties Associates 1986, L.P. (the "Associate General Partner"), a Virginia limited partnership, certain limited partners of which are also officers of the Managing General Partner. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by PaineWebber Properties Incorporated (the "Adviser"), pursuant to an advisory contract. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI").

      PaineWebber owned 5,000,000 units of Limited Partnership interest in the Partnership as of both September 30, 1995 and 1994.

      The General Partners, the Adviser and PWI receive fees and compensation, determined on an agreed upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management, financing and disposition of Partnership investments.

      In connection with the acquisition of properties, the Adviser received acquisition fees in an amount not greater than 5% of the gross proceeds from the sale of Partnership Units. In connection with the sale of each property, the Adviser may receive a disposition fee, payable upon liquidation of the Partnership, in an amount equal to the lesser of 1% of the aggregate sales price of the property or 50% of the standard brokerage commissions, subordinated to the payment of certain amounts to the Limited Partners.

      Pursuant to the terms of the Partnership Agreement, as amended, any taxable income or tax loss (other than from a Capital Transaction) of the Partnership will be allocated 98.94802625% to the Limited Partners and 1.05197375% to the General Partners. Taxable income or tax loss arising from a sale or refinancing of investment properties will be allocated to the Limited Partners and the General Partners in proportion to the amounts of sale or refinancing proceeds to which they are entitled; provided that the General Partners shall be allocated at least 1% of taxable income arising from a sale or refinancing. If there are no sale or refinancing proceeds, taxable income or tax loss from a sale or refinancing will be allocated 98.94802625% to the Limited Partners and 1.05197375% to the General Partners. Notwithstanding this, the Partnership Agreement provides that the allocation of taxable income and tax losses arising from the sale of a property which leads to the dissolution of the Partnership shall be adjusted to the extent feasible so that neither the General or Limited Partners recognize any gain or loss as a result of having either a positive or negative balance remaining in their capital accounts upon the dissolution of the Partnership. If the General Partner has a negative capital account balance subsequent to the sale of a property which leads to the dissolution of the Partnership, the General Partner may be obligated to restore a portion of such negative capital account balance as determined in accordance with the provisions of the Partnership Agreement. Allocations of the Partnership's operations between the General Partners and the Limited Partners for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

      All distributable cash, as defined, for each fiscal year shall be distributed quarterly in the ratio of 95% to the Limited Partners, 1.01% to the General Partners and 3.99% to the Adviser, as an asset management fee.

      Under the advisory contract, the Adviser has specific management responsibilities; to administer day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser will be paid a basic management fee (3% of adjusted cash flow, as defined in the Partnership Agreement) and an incentive management fee (2% of adjusted cash flow subordinated to a noncumulative annual return to the Limited Partners equal to 5% based upon their adjusted capital contributions), in addition to the asset management fee referred to above, for services rendered. The Adviser earned no management fees during the three-year period ended September 30, 1995.

      Both the Managing General Partner and the Adviser receive reimbursements for actual amounts paid on the Partnership's behalf including offering and organization costs (not to exceed 5% of the gross offering proceeds of the offering), acquisition expenses incurred in investigating or acquiring real property investments and any other costs for goods or services used for or by the Partnership.

      Included in general and administrative expenses for the years ended September 30, 1995, 1994 and 1993 is $91,000, $111,000 and $122,000,
     respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins"), an affiliate of the Managing General Partner, for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $4,000, $3,000 and $2,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1995, 1994 and 1993, respectively.

 4.   Operating Investment Property

    The Partnership acquired a 100% interest in the Marriott Suites Hotel located in Newport Beach, California from the Marriott Corporation ("Marriott") on August 10, 1988. The Hotel consists of 254 two-room suites encompassing 201,606 square feet located on approximately 4.8 acres of land. It is managed by Marriott and its affiliates (the "Manager"), as described below.

    The Hotel has experienced substantial recurring losses after debt service. As discussed further in Note 6, the Partnership is currently in default of the modified terms of the first mortgage loan agreement secured by the Newport Beach Marriott Suites Hotel. During fiscal 1995, the Partnership reached the limit on the debt service deferrals imposed by the 1993 loan modification agreement. It is uncertain at this time whether the lender will agree to a further modification of the loan terms and an extension of the August 1996 maturity date. In the event that an agreement with the lender cannot be reached, the result could be a foreclosure on the operating investment property.

    As discussed in Note 2, the Partnership elected early application of SFAS 121 effective for fiscal 1995. The effect of such application was the recognition of an impairment loss on the wholly-owned Hotel property. The impairment loss resulted because, in management's judgment, the current default status of the mortgage loan secured by the property referred to above and discussed further in Note 6, combined with the lack of near-term prospects for sufficient future improvement in market conditions in the Orange County market in which the property is located, are not expected to enable the Partnership to recover the adjusted cost basis of the property. The Partnership recognized an impairment loss of $6,369,000 to write down the operating investment property to its estimated fair value of $20,000,000 as of September 30, 1995. Fair value was estimated using an independent appraisal of the operating property. Such appraisals make use of a combination of certain generally accepted valuation techniques, including direct capitalization, discounted cash flows and comparable sales analysis. Because the net carrying value of the Hotel is below the balance of the nonrecourse debt obligation secured by the property as of September 30, 1995, the Partnership would recognize a sizable net gain for financial reporting purposes upon a foreclosure of the operating investment property and settlement of the debt obligation.

    The Partnership purchased the operating investment property for approximately $39,946,000, including an acquisition fee paid by Marriott to the Adviser of $580,000 and a $325,000 guaranty fee paid to Marriott. The Hotel was acquired subject to a first mortgage loan with an initial principal balance of $29,400,000 (see Note 6). In addition, the Partnership provided an initial working capital reserve of approximately $554,000 to the Manager for Hotel operations.

    The guaranty fee was paid in exchange for an agreement (the "Payment Agreement") by Marriott to fund, for a four-year period, the amounts necessary in the event that revenues generated by the Hotel were not sufficient to pay: (1) debt service payments on the mortgage loan; (2) a cumulative preferred return to the Partnership equal to 7.5% of the Partnership's Net Investment, as defined (the "Preferred Return"); and (3) operating losses incurred by the Hotel; if any, up to $5,000,000. The Partnership has no obligation to reimburse Marriott for the first $1,500,000 of funds so advanced. Funds advanced in excess of $1,500,000 were in the form of non-recourse loans (the "Loans"). The Loans are payable to Marriott, with interest on the amounts advanced calculated at a monthly compounded rate of 10% per annum, only under certain circumstances, out of excess proceeds generated by any sale or refinancing of the Hotel. Through September 30, 1991, Marriott had fulfilled its obligation by funding the full $5,000,000 under this agreement. At September 30, 1995 and 1994, the loan payable to Marriott Corporation of $6,328,000 and $5,728,000, respectively, represents advances from Marriott in excess of the $1,500,000 ceiling, plus accrued interest calculated per the terms of the Payment Agreement. The payment by Marriott Corporation of the $1,500,000 non-refundable advance has been accounted for as a reduction to the basis of the operating investment property.

    The Partnership also paid to Marriott Corporation a $250,000 non-competition fee in exchange for which Marriott agreed not to operate, manage or commence construction of any other first-class suite hotels anywhere within a five-mile radius of the Hotel with the exclusion of a Marriott Suites Hotel in Costa Mesa, California, through the earlier to occur of 1) August 9, 1993 or 2) the date when average annual occupancy of the Hotel shall have been 75% or more for a period of two consecutive years.

    The Partnership has entered into an agreement with the Manager to manage the Hotel (the "Agreement"). The initial term of the Agreement runs through January 3, 1997, after which the Agreement can be renewed for a total of 12 successive 5-year periods at the option of the manager. Under the terms of the Agreement, the Manager receives a base management fee equal to 2% of the gross revenues generated by the Hotel during the initial term of the Agreement. Such fee increases to 3% of gross revenues in the event that any of the renewal options are exercised. In addition to the base management fee, an incentive management fee equal to 50% of the annual Net House Profit, as defined, in excess of $4,000,000 is payable to Marriott under the terms of the Agreement. The incentive management fee is limited to an amount not to exceed 25% of total Net House Profit for any fiscal year. No incentive management fees have been earned to date. The Partnership has the right to terminate the Agreement after the initial term if the Hotel fails to generate certain minimum cash flow levels during two out of three consecutive fiscal years commencing after fiscal 1994.

    A reserve for the replacement of equipment and improvements is funded out of gross revenues generated by the Hotel. This reserve was 3% of gross revenues for calendar 1991. As part of the debt modification agreement described in
    Note 6, the reserve was reduced to 2% of gross revenues for 1992 and will be equal to 3% thereafter through the initial term of the Agreement. Such reserve increases to 4% of gross revenues in the event that the first renewal option is exercised and then to 5% for any subsequent renewal periods. Based on the Manager's experience, it is anticipated that this reserve should be sufficient to fund all ordinary replacements. The balance of the cash reserve for replacements and improvements for the Hotel at September 30, 1995 and 1994 was $618,000 and $758,000, respectively.

    The following is a summary of the Newport Beach Hotel's revenues and operating expenses for the years ended September 30, 1995, 1994 and 1993, respectively (in thousands):

                                          1995           1994           1993
                                          ----           ----           ----

   Revenues:
     Guest rooms                         $6,465         $6,121         $5,996
     Food and beverage                    1,621          1,604          1,568
     Other revenues                         426            397            405
                                       --------       --------       --------
                                         $8,512         $8,122         $7,969
                                         ======         ======         ======

   Operating expenses:
     Guest rooms                         $1,772         $1,681         $1,658
     Food and beverage:
      Cost of sales                         443            426            426
      Operating expenses                    883            928            906
     Other operating expenses               850            913            993
     Management fees - Manager              170            162            157
     Selling, general and administrative  1,370          1,325          1,267
     Repairs and maintenance                424            421            504
     Real estate taxes, net of
       refunds of $731 in 1995             (362)           410            323
                                         $5,550         $6,266         $6,234
                                         ======         ======         ======

    The operating expenses of the Hotel noted above include significant transactions with the Manager. All Hotel employees are employees of the Manager and the related payroll costs are allocated to the Hotel operations by the Manager. A majority of the supplies and food purchased during fiscal 1995, 1994 and 1993 were purchased from an affiliate of the Manager. In addition, the Manager also allocates certain central reservation center expenses, employee benefit costs, advertising costs and management training costs to the Hotel.

    Due from Marriott Corporation at September 30, 1995 consists principally of a real estate tax refund received by Marriott Corporation on behalf of the Partnership. Subsequent to year-end, this amount was remitted to the mortgage holder as additional debt service (see Note 6). Due to Marriott Corporation at September 30, 1994 represented amounts paid directly by Marriott Corporation for the benefit of the Partnership's Hotel.

5.    Investments in Joint Venture Partnerships

     The Partnership has investments in four joint ventures that own five operating investment properties. These joint ventures are accounted for under the equity method in the Partnership's financial statements. Under the equity method the investment in a joint venture is carried at cost adjusted for the Partnership's share of the ventures' earnings and losses and distributions. Condensed combined financial statements of these joint ventures follow.

                      Condensed Combined Balance Sheets
                         September 30, 1995 and 1994
                                (in thousands)

                                    Assets
                                                       1995             1994
                                                       ----             ----

   Current assets                                  $     391        $     511
   Operating investment properties, net               19,741           20,848
   Other assets                                        1,226              273
                                                   ---------       ----------
                                                     $21,358          $21,632
                                                     =======          =======

                      Liabilities and Partners' Capital
   Current liabilities                                $  1,191       $  5,922
   Other liabilities                                     280              527
   Long-term debt, less current portion               19,600           14,246
   Partnership's share of combined capital               160              634
   Co-venturers' share of combined capital               127              303
                                                  ----------       ----------
                                                     $21,358          $21,632

                  Reconciliation of Partnership's Investment

                                                      1995              1994
                                                      ----              ----

   Partnership's share of capital, as shown above  $     160         $    634
   Partnership's share of ventures' liabilities            -              161
   Excess basis due to investment in ventures,
     net (1)                                             252              263
                                                    --------         --------
   Investment in joint ventures, at equity           $   412           $1,058
                                                     =======           ======

(1) At September 30, 1995 and 1994, the Partnership's investment exceeds its share of the combined joint venture capital accounts and liabilities by approximately $252,000 and $263,000, respectively. These amounts, which relate to certain expenses incurred by the Partnership in connection with acquiring its joint venture investments, are being amortized on a straight-line basis over the estimated useful life of the properties.

                    Condensed Combined Summary of Operations
             For the years ended September 30, 1995, 1994 and 1993
                                 (in thousands)

                                                1995        1994        1993
                                                ----        ----        ----

   Rental revenues and expense recoveries     $ 3,954     $ 3,820     $ 3,323
   Interest income                                  2           3          33
                                          ----------- -----------  ----------
                                                3,956       3,823       3,356

   Interest expense                             1,609       1,559       1,490
   Property operating expenses                  2,048       2,177       2,044
   Depreciation and amortization                  864         976       1,024
                                            ---------   ---------    --------
                                                4,521       4,712       4,558
                                             --------    --------    --------
   Net loss                                  $   (565)   $   (889)    $(1,202)
                                             =========   ========     ========

   Net loss:
     Partnership's share of
        combined operations                  $   (566)    $(1,025)    $(1,345)
     Co-venturers' share of
        combined operations                         1         136         143
                                             ---------   --------    ---------
                                             $   (565)   $   (889)    $(1,202)
                                             =========   ========     =======

             Reconciliation of Partnership's Share of Operations

                                                1995        1994        1993
                                                ----        ----        ----

   Partnership's share of combined operations,
     as shown above                          $   (566)    $(1,025)    $(1,345)
   Amortization of excess basis                   (11)        (11)        (11)
                                           ----------- ----------  ----------
   Partnership's share of ventures' losses   $   (577)   $ (1,036)    $(1,356)
                                             =========   ========     =======


   The joint ventures are subject to partnership agreements which determine the distribution of available funds, the disposition of the ventures' assets and the rights of the partners, regardless of the Partnership's percentage ownership interest in the venture. Substantially all of the Partnership's investments in these joint ventures are restricted as to distributions.

   Investment in joint ventures, at equity on the balance sheet is comprised of the following joint venture investments (in thousands):

                                                     1995              1994
                                                     ----              ----

   Daniel Meadows II General Partnership        $      19            $    (38)
   Spinnaker Bay Associates                        (1,082)               (539)
   Maplewood Drive Associates                         548                 702
   Norman Crossing Associates                         927                 933
                                                ---------            --------
                                                 $    412             $ 1,058
                                                 ========             =======

    The Partnership received cash distributions from the ventures as set forth below (in thousands):

                                                1995        1994         1993
                                                ----        ----         ----

     Daniel Meadows II General Partnership   $     61     $   200   $       -
     Spinnaker Bay Associates                     160           -           -
     Maplewood Drive Associates                     -         198          85
     Norman Crossing Associates                     -           -          45
                                           ---------- -----------    --------
                                              $   221     $   398      $  130
                                              =======     =======      ======

    A description of the ventures' properties and the terms of the joint venture agreements are summarized as follows:

      Daniel Meadows II General Partnership

    On October 15, 1987 the Partnership acquired a general partnership interest in Daniel Meadows II General Partnership (the "Joint Venture"), a Virginia general partnership which was formed to develop, own and operate The Meadows in the Park Apartments, a 200-unit apartment complex located in Birmingham, Alabama. The Partnership's co-venture partner is an affiliate of Daniel Realty Company.

    The aggregate cash investment by the Partnership for its interest was approximately $3,754,000 (including an acquisition fee of $223,000 paid to the Adviser). On July 20, 1989, the Partnership paid $215,000 in additional capital contributions to the joint venture pursuant to the terms of the Partnership agreement. These funds were subsequently paid to Daniel Realty Company in final settlement of the contingent portion of the purchase price of the property. The project is encumbered by a nonrecourse first mortgage loan with a principal balance of approximately $5,468,000 at September 30, 1995. The nonrecourse mortgage note payable secured by the operating property at September 30, 1994 was scheduled to mature on November 1, 1994. During the first quarter of fiscal 1995, the venture obtained an extension of the maturity date from the lender to January 1, 1995. Delays in the closing process for a new loan resulted in the inability to repay the mortgage loan upon the expiration of the forbearance period. On January 3, 1995, the mortgage lender sent a formal default notice to the venture stating that a default interest rate of 15.5% per annum would be applied to the loan effective January 1, 1995. On February 7, 1995, the venture closed on a new loan and fully repaid the prior mortgage debt obligation. The new debt, in the initial principal amount of $5,500,000, bears interest at a variable rate equal to the 30-day LIBOR rate plus 2.25% (equivalent to a rate of approximately 8.125% per annum as of September 30, 1995). The loan has a 5-year term and requires monthly interest and principal payments based on a 25-year amortization schedule.

    During fiscal 1991, the Partnership discovered that certain materials used to construct the operating property were manufactured incorrectly and would require substantial repairs. During fiscal 1992, the Meadows joint venture engaged local legal counsel to seek recoveries from the venture's insurance carrier, as well as various contractors and suppliers, for the venture's claim of damages, which are estimated at between $1.6 and $2.1 million, not including legal fees and other incidental costs. During fiscal 1993, the insurance carrier deposited approximately $522,000 into an escrow account controlled by the venture's mortgage lender in settlement of the undisputed portion of the venture's claim. During fiscal 1994, the insurer agreed to enter into non-binding mediation towards settlement of the disputed claims out of court. On October 3, 1994, the joint venture verbally agreed to settle its claims against the insurance carrier, architect, general contractor and the surety/completion bond insurer for $1,714,000, which is in addition to the $522,000 previously paid by the insurance carrier. These settlement proceeds have been escrowed with the mortgage holder, which has agreed to release such funds as needed for structural renovations. The loan will be fully recourse to the joint venture and to the partners of the joint venture until the repairs are completed, at which time the entire obligation will become non-recourse. As of September 30, 1995, $995,510 had been disbursed for renovations, leaving $718,490 in escrow for future repairs. All of the repair work is expected to be completed in fiscal 1996. There should be minimal disruption to the property's tenants during this repair process and the situation, once corrected, is not expected to have an adverse effect on the future market value of the investment property. Included in rental income on the above condensed combined summary of ventures' operations is $165,000 of income attributed to rent loss recovery for the apartment units taken out of service to complete interior renovations. During the first quarter of fiscal 1992, the Partnership advanced $250,000 to the joint venture to be used to pay for costs of some initial repair work and to provide funds to pursue the aforementioned legal remedies. During 1994, $200,000 of this capital contribution was returned to the Partnership.

    The Joint Venture Agreement provides that from available cash flow, after the repayment of any optional loans made by the partners, the Partnership will receive an 8% per annum cumulative preferred return on its funded capital contributions ($3,788,000 at September 30, 1995) during the period from October 14, 1987 to April 30, 1990 (the "Guaranty Period"), a cumulative preferred return of 8% from May 1, 1990 to September 30, 1990; a cumulative preferred return of 9% from October 1, 1990 to September 30, 1992 and a 10% cumulative preferred return thereafter. The general partners of the co-venturer personally guaranteed payment of the Partnership's return through April 30, 1990. Under the terms of the Agreement, the general partners of the co-venturer were required to contribute capital of $141,562 to fund deficits in the Partnership's preference return during fiscal 1990 (through the end of the Guaranty Period). As of September 30, 1995, the co-venturer was obligated to make additional capital contributions of $96,822 with respect to shortfalls which accumulated through the expiration of the Guaranty Period. Any excess cash remaining, after payment to the Partnership of its preferred distribution, will be distributed 60% to the Partnership and 40% to the co-venturer. In addition, the Partnership is entitled to receive $2,500 annually as an investor servicing fee.

    The Joint Venture Agreement generally provides that net sale proceeds, as defined, shall be distributed (after payment of mortgage debt and other indebtedness of the Joint Venture) as follows and in the following order of priority: (1) to repay accrued interest and principal, in that order, on any optional loans made by the partners, (2) to the Partnership in the amount of any unpaid cumulative preferred return ($1,794,000 as of September 30, 1995), (3) to the Partnership until it has received cumulative distributions equal to 115% of its funded capital contributions, (4) 100% to co-venturer until they receive distributions equal to $375,000, (5) 70% to the Partnership and 30% to co-venturer until $2,000,000 has been cumulatively distributed and (6) thereafter, the balance, if any, 60% to the Partnership and 40% to the co-venturer.

    Taxable income from operations in each year shall be allocated to the Partnership and the co-venturer in accordance with distributions of cash, to the extent of such distributions, and then 60% to the Partnership and 40% to the co-venturer, respectively. Through the date upon which the Partnership has been allocated tax losses equal to $3,515,000, losses will be allocated 98% to the Partnership and 2% to the co-venturer, respectively. However, if the co-venturer has a positive capital balance and the Partnership has a zero or negative capital balance, then 100% of the tax losses will be allocated to the co-venturer until its capital balance is reduced to zero. Thereafter, net tax losses are allocated 60% to the Partnership and 40% to the co-venturer. Allocations of income and loss for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

    Generally, gains and losses arising from the sale or disposition of the property are allocated first on the basis of the partners' capital balances after consideration of any cash distributions generated from the sale or disposition; thereafter, remaining gains and losses are allocated 60% to the Partnership and 40% to the co-venturer.

    If additional working capital is required in connection with the operating property, it may be provided as optional loans by the Partnership and the co-venturer in the proportion of 60% and 40%, respectively.

    The Joint Venture entered into a property management contract with an affiliate of the co-venturer, cancellable at the option of the Partnership upon the occurrence of certain events. The management fee is 5% of rents collected from the property and certain other income, as defined in the management agreement.

      Spinnaker Bay Associates

    On June 10, 1988 the Partnership acquired a general partnership interest in Spinnaker Bay Associates (the "Joint Venture"), a California general partnership, which was formed to own and operate the Bay Club Apartments and Spinnaker Landing Apartments, two complexes located in Des Moines, Washington comprised of 88 units and 66 units, respectively. The Partnership's co-venture partner is an affiliate of Pacific Union Investment Corporation.

     The aggregate cash investment by the Partnership for its interest was approximately $2,415,000 (including an acquisition fee of $310,000 paid to the Adviser). The projects are encumbered by two nonrecourse mortgage loans with an aggregate balance of approximately $4,794,000 at September 30, 1995. Construction-related defects were discovered at both the Bay Club and Spinnaker Landing apartment complexes during fiscal 1991. The deficiencies and damages included lack of adequate fire blocking materials in the walls and other areas and insufficient structural support, as required by the Uniform Building Code. During 1991, Spinnaker Bay Associates participated as a plaintiff in a lawsuit filed against the developer, which also involved certain other properties constructed by the developer. The suit alleged, among other things, that the developer failed to construct the buildings in accordance with the plans and specifications, as warranted, used substandard materials and provided inadequate workmanship. The joint venture's claim against the developer was settled during fiscal 1991 for $1,350,000. Such funds were received in December of 1991 and were recorded by the joint venture as a reduction in the basis of the operating properties. From the proceeds of this settlement, $450,000 was paid to legal counsel in connection with the litigation and was capitalized as an addition to the carrying value of the operating properties. In addition to the cash received at the time of the settlement, the venture received a note in the amount of $161,500 from the developer which was due in 1994. During fiscal 1993, the venture agreed to accept a discounted payment of $113,050 in full satisfaction of the note if payment was made by December 31, 1993. The developer made this discounted payment to the venture in the first quarter of fiscal 1994. In addition, during fiscal 1994 the venture received additional settlement proceeds totalling approximately $351,000 from its pursuit of claims against certain subcontractors of the development company and other responsible parties. Additional settlement proceeds totalling approximately $402,000 were collected during fiscal 1995. No significant further litigation proceeds are expected at the present time.

     As part of the initial settlement, the venture also negotiated a loan modification agreement which provided the majority of the additional funds needed to complete the repairs to the operating properties and extended the maturity date for repayment of the obligation to December 1996. Under the terms of the loan modification, which was executed in December 1991, the lender agreed to loan to the joint venture 80% of the additional amounts necessary to complete the repair of the properties up to a maximum of $760,000. Advances through the completion of the repair work totalled approximately $617,000. The loan modification agreement also required the lender to defer all past due interest and all of the interest due in calendar 1992. During 1993, the joint venture was not in compliance with the loan modification agreement with respect to scheduled payments of principal and interest due to negative cash flow from operations. However, on November 1, 1993 a second loan modification was reached in which the lender agreed to an additional deferral of debt service payments, through July 1, 1993, which would be added to the loan principal. The execution of this second modification agreement cured any defaults on the part of the joint venture. Additional amounts owed to the lender as a result of the deferred payments, after the effect of the second modification agreement and including accrued interest, total approximately $1,181,000 and $1,073,000 as of September 30, 1995 and 1994, respectively. The repairs to the operating investment properties, which were completed during fiscal 1994, net of insurance proceeds, have been capitalized or expensed in accordance with the joint venture's normal accounting policy for such items.

     The Joint Venture Agreement currently provides that from available cash flow, the Partnership will receive a 10% per annum cumulative preferred return on $2,050,000, payable monthly until the termination and dissolution of the Partnership. Such preferred return shall be cumulative from year to year. After the guaranty period, available cash is distributed 50% to the co-venturer to the extent necessary to repay principal and accrued preference return on any guaranty period preference loan, 37.5% to the Partnership and 12.5% to the co-venturer. After all guaranty period preference loans have been paid in full, 50% is distributed to the Partnership to pay any accrued preference, 37.5% to the Partnership and 12.5% to the co-venturer. Thereafter, the Partnership will receive 75% and the co-venturer will receive 25%.

     Capital proceeds, as defined, are to be distributed first to the Partnership, to the extent of its aggregate preference return, then to the Partnership and to the co-venturer until all outstanding advances and guaranty period capital loans, including accrued preference return, are paid off. Proceeds are next to be distributed to the Partnership until it has received an amount equal to the Partnership's net investment plus $310,000, then to the co-venturer until all principal and accrued preference return on guaranty period preference loans and guaranty period operating loans have been repaid. Thereafter, the Partnership is to receive 80%, and the co-venturer 20%, of remaining proceeds.

    Taxable income from operations is to be allocated in accordance with the net cash flow distributions described above. Tax losses from operations are to be allocated between the Partnership and the co-venturer in proportion to net cash flow actually distributed or distributable during any fiscal year. Interest expense on loans from the venture partners are specifically allocated to the respective venture partners. Allocations of income and loss for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

    Generally, gains and losses arising from a sale of the property are to be allocated first on the basis of the partners' capital balances; thereafter, remaining gains and losses are to be allocated 80% to the Partnership and 20% to the co-venturer.

    If additional working capital is required in connection with the operating property, it may be provided as additional capital contributions by the Partnership and the co-venturer in the proportion of 80% and 20%, respectively.

    The Joint Venture entered into a property management contract with an affiliate of the co-venturer, cancellable at the option of the Partnership upon the occurrence of certain events. The management fee is equal to the greater of 5% of gross rents collected from the property or $3,000 a month. In addition, under an amendment to the joint venture agreement and as consideration for services provided in conjunction with the litigation discussed above, the venture paid the manager a fee of $29,000 and $21,000 during fiscal 1995 and 1994, respectively.

    Maplewood Drive Associates

    On June 14, 1988 the Partnership acquired a general partnership interest in Maplewood Drive Associate (the "Joint Venture") which was formed to own and operate Maplewood Park Apartments, a 144-unit apartment complex located in Manassas, Virginia. The Partnership's co-venture partner is Maplewood Associates Limited Partnership, an affiliate of Amurcon
    Corporation of Virginia.

    The original aggregate cash investment by the Partnership for its interest was approximately $2,563,000 paid to the Joint Venture. Approximately $800,000 of such amount was used to fund the Guaranty Escrow, $50,000 was placed in a reserve to pay for the cost of certain improvements and the remaining portion of such amount was distributed to the co-venturer. The Partnership also paid the Adviser an acquisition fee in the amount of $143,000 in connection with acquiring the investment. The property is encumbered by a nonrecourse first mortgage note with a balance of $5,635,000 at September 30, 1995. This mortgage loan is currently scheduled to mature in June 1997.

    The co-venturer unconditionally guaranteed, for a 60-month period (the Guaranty Period), to fund cash to the Joint Venture in an amount necessary to fund any Joint Venture negative net cash flows, as defined, and to ensure that the Joint Venture had sufficient funds to distribute to the Partnership, on a monthly basis, no less than an 8% per annum preferred return on the Partnership's Net Investment of $2,350,000. Amounts contributed by the co-venturer pursuant to the foregoing guaranty through June 14, 1991 were treated as Non-Refundable Capital Contributions. From June 15, 1991 to June 14, 1993, amounts contributed by the co-venturer under the terms of the guaranty are treated as Refundable Guaranty Contributions, bearing interest at 10% per annum. Refundable Guaranty Contributions totalled $532,129 through the end of the guaranty period. After June 14, 1993, when the Joint Venture requires funds to meet its cash needs, the Partnership and the co-venturer must contribute the funds required ("Additional Contributions") in the proportions of 70% and 30%, respectively. Such contributions will bear interest at 1% per annum over the prime rate of a certain bank.

    During the life of the joint venture, with certain limited exceptions, the co-venturer's share of any distributable funds, as defined in the Joint Venture Agreement, shall be deposited in an escrow account to be used solely to make required principal payments on the joint venture's outstanding debt. Amounts actually used from such escrow account to make principal payments shall be considered capital contributions ("Mandatory Capital Contributions"). No Mandatory Contributions were made during the three-year period ended September 30, 1995. To the extent that the total cost of debt, as defined in the Joint Venture Agreement, exceeds a simple interest rate of 8.25% per annum, the co-venturer is obligated to make contributions in the amount of such excess ("Interest Rate Contributions").

    Net cash flow from operations of the Joint Venture will be distributed monthly in the following order of priority: (1) 100% to the co-venturer to the extent that the cost of debt to the Joint Venture is less than 8.25%;
    (2) 100% to the Partnership until the Partnership has received distributions pursuant to the Partnership Agreement equal to an 8% per annum cumulative return on the Partnership's Net Investment of $2,350,000; (3) during the Guaranty Period only, 100% to the co-venturer to the extent of the excess, if any, of $15,667 over the amount distributed to the Partnership during any month from the Guaranty Escrow; (4) 100% to the Partnership until the Partnership has received certain cumulative distributions per the
    Partnership Agreement; (5) 100% to pay accrued interest on Additional Contributions and (6) the balance, if any, will be distributed 70% to the Partnership and 30% to the co-venturer.

    Taxable income, after certain specific allocations of income and expense, will be generally allocated to the Partnership and the co-venturer in any year to the extent of and in the same proportions as actual cash distributions from operations, with any remaining income being allocated 70% to the Partnership and 30% to the co-venturer. In the event there are no distributable funds from operations, net income will be allocated 70% to the Partnership and 30% to the co-venturer. Tax losses will be generally allocated 99% to the Partnership and 1% to the co-venturer. Allocations of income and loss for financial reporting purposes have been made in conformity with the allocations of taxable income or loss.

    Net proceeds from the sale or refinancing of the Property will be distributed in the following order of priority: (1) 100% to the co-venturer to repay accrued interest and principal on any Additional Contributions (2) 100% to repay accrued interest and principal on Refundable Guaranty Contributions, as defined, made to the Joint Venture; (3) 100% to the Partnership to the extent of any unpaid cumulative preference return; (4) 100% to the Partnership in an amount equal to $2,605,000; (5) 100% to the co-venturer in the amount of any previously unreturned Mandatory Capital Contributions made to the Joint Venture; (6) 100% to the co-venturer in an amount equal to $150,000; and (7) the balance, if any, 70% to the Partnership and 30% to the co-venturer.

    The Joint Venture entered into a management contract with Amurcon Realty Corporation, an affiliate of the co-venturer, which is cancellable at the option of the Partnership upon the occurrence of certain events. In consideration for their services, the property manager will receive: (i) during the Guaranty Period, a base monthly management fee equal to 2 1/2% of gross rents collected, plus an incentive management fee equal to all Joint Venture cash flow, calculated on an annualized basis, in excess of $206,800, but in no event shall such incentive management fee be in excess of 2 1/2% of gross rents collected for such month, and (ii) after the Guaranty Period, a monthly management fee equal to 5% of gross rents collected. To the extent the incentive management fee is not earned in any month, it shall lapse with respect to such period.

    Norman Crossing Associates

    On September 15, 1989 the Partnership acquired a general partnership interest in Norman Crossing Associates (the "Joint Venture"), a North Carolina general partnership which was formed to own and operate the Norman Crossing Shopping Center, a 52,000 square foot shopping center located in Charlotte, North Carolina. The Partnership's co-venture partner is an affiliate of the Paragon Group.

     The aggregate cash investment by the Partnership for its interest in Phase I was approximately $1,261,000 (including an acquisition fee of $71,000 paid to the Adviser). The project is encumbered by a nonrecourse first mortgage loan of approximately $2,744,000 at September 30, 1995. This mortgage loan is scheduled to mature in November 2002. In October 1993, the property's anchor tenant vacated the shopping center. The tenant, which occupied 25,000 square feet of the property's net leasable area, is still obligated under the terms of their lease which runs through the year 2007. To date, all rents due from this tenant have been collected. Nonetheless, the anchor tenant vacancy has resulted in several tenants receiving rental abatements during fiscal 1995 and has had an adverse effect on the ability to lease other vacant shop space. During the last quarter of fiscal 1995, the former anchor tenant reached an agreement to sub-lease its space to a new tenant. The sublease tenant is scheduled to take occupancy in January 1996. It is uncertain at this time what impact, if any, the new anchor tenant will have on the property. The joint venture may have to continue to make significant tenant improvements and grant rental concessions in order to maintain a high occupancy level. Funding for such improvements, along with any operating cash flow deficits incurred during this period of re-stabilization for the shopping center, would be provided primarily by the Partnership. During fiscal 1995, the Partnership funded cash flow deficits of approximately $56,000. Management is prepared to fund the Partnership's share of any additional amounts required in the near-term.

    The Joint Venture Agreement provides that from available cash flow the Partnership will receive an 8% per annum cumulative preference return on $1,115,000 during the period from September 15, 1989 to September 14, 1992 (the "Guaranty Period"); a cumulative preference return of 9% from September 15, 1992 to September 14, 1993; and a 10% cumulative preference return thereafter, payable monthly from available cash flow, as defined. The general partners of the co-venturer have personally guaranteed a 7.5% minimum return on the Partnership's net investment of $1,115,000 through September 14, 1992. Any excess cash remaining, after payment to the Partnership of its distribution, will first be used to pay interest, but not principal, compounded annually on additional loans made by the Partnership and the co-venturer. Any remaining cash flow shall be distributed 80% to the Partnership and 20% to the co-venturer. As of September 30, 1995, there was a cumulative unpaid distribution of $307,000. The cumulative preferred distribution will be paid to the Partnership if and when there is available future cash flow.

    The Joint Venture Agreement generally provides that net sale and refinancing proceeds, as defined, shall be distributed (after payment of mortgage debt and other indebtedness of the Joint Venture) as follows and in the following order of priority: (1) to the Partnership until the Partnership has received the cumulative annual preference return not previously paid, (2) to the Partnership until it has received an amount equal to its gross investment,
    (3) to the Partnership and to the co-venturer in proportion to additional loans made until both have received the return of all additional loans plus unpaid interest and (4) thereafter, the balance, if any, 80% to the Partnership and 20% to the co-venturer.

    Taxable income from operations in each year shall be allocated to the Partnership and the co-venturer as follows: (1) all deductions for depreciation with respect to the property shall be allocated to the Partnership (2) income up to the amount of net cash flow distributed in each year shall be allocated to the Partnership and the co-venturer in proportion to the amount of the distributions to each partner for such year. Tax losses will be allocated each year up to the sum of the positive capital accounts of the Partnership and co-venturer to the partners with positive capital accounts in proportion to such positive capital accounts. All other income and losses will be allocated 80% to the Partnership and 20% to the co-venturer. Allocations of income and loss for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

    The Joint Venture entered into a property management contract with an affiliate of the co-venturer, cancellable at the option of the Partnership upon the occurrence of certain events. The management fee is 4% of rents collected from the property and certain other income, as defined in the management agreement.

6.    Mortgage Debt Payable

    Mortgage debt payable at September 30, 1995 and 1994 consists of (in thousands):
                                                            1995         1994
    Permanent mortgage loan secured
    by the Marriott Suites  Hotel-Newport
    Beach  (see Note 4), bearing interest
    at 10.09% per annum from disbursement through
    August 10,  1992.  Interest  accrues
    at 9.59% per annum from August 11, 1992
    through August 10, 1995 and at a variable
    rate of adjusted LIBOR (5.9141% at
    September  30, 1995),  as defined,
    plus 2.5% per annum from August 11, 1995
    until  maturity.  On August 11, 1996
    the balance of principal  together with
    all  accrued  but  unpaid  interest
    thereon  shall be due.  See  discussion
    regarding
    modification below.                                   $32,060     $32,060

     Add:   Unamortized  deferred  gain  from
         forgiveness of debt                                    -         324
                                                      -----------  ----------
                                                           32,060      32,384

    Nonrecourse senior promissory notes
    payable,  bearing interest at a variable
    rate of adjusted  LIBOR  (5.9141% and
    5.875% at September 30, 1995 and 1994,
    respectively),  as defined, plus one
    percent per annum. Payments on the loan
    are to be made from available cash
    flow of the Newport Beach Marriott Suites
    Hotel (see discussion below).                           4,000       2,853
                                                        ---------   ---------
                                                          $36,060     $35,237

    On January 25, 1993, the Managing General Partner and the lender on the Newport Beach Marriott Hotel finalized an agreement on a modification of the first mortgage loan secured by the Hotel which was retroactive to August 11, 1992. Per the terms of the modification, the maturity date of the loan was extended one year to August 11, 1996. The principal amount of the loan was adjusted to $32,060,518 (the original principal of $29,400,000 plus $2,660,518 of unpaid interest and fees). The outstanding balance of the loan bears interest at a rate of 9.59% through August 11, 1995 and at a variable rate of the adjusted LIBOR index, as defined (5.9141% at September 30,
    1995), plus 2.5% from August 11, 1995 through the final maturity date. The Partnership will pay to the lender on a monthly basis as debt service, an amount equal to Hotel Net Cash, as defined in the Hotel management agreement. In order to increase Hotel Net Cash, Marriott agreed to reduce its Base Management Fee by one percent of total revenue through January 3, 1997. In addition, the reserve for the replacement of equipment and improvements, which is funded out of a percentage of gross revenues generated by the Hotel, was reduced to two percent of gross revenues in 1992 and will be equal to three percent of gross revenues thereafter through January 3, 1997. As part of the modification agreement, the Partnership agreed to make additional debt service contributions to the lender of $400,000, of which $50,000 was paid at the closing of the modification and the balance will be payable on a monthly basis in arrears for forty-two months. Under the terms of the modification, events of default include payment default with respect to the Partnership's additional debt service contributions to the lender, failure of the Hotel to meet certain performance tests, as defined, plus additional default provisions as specified in the modification agreement.

      An additional loan facility from the existing lender of up to $4,000,000 was available to be used to pay expected debt service shortfalls after August 11, 1992. This additional loan facility bears interest at a variable rate of adjusted LIBOR (5.9141% and 5.875% at September 30, 1995 and 1994, respectively), as defined, plus one percent per annum. Interest on the new loan facility is payable currently only to the extent of available cash flow from Hotel operations. Interest deferred due to the lack of available cash flow could be added to the principal balance of the new loan until the loan balance reached the $4,000,000 limitation. As of March 31, 1995, the Partnership had exhausted the entire $4,000,000 of this additional loan facility. On April 11, 1995, the Partnership received a default notice from the lender. Under the terms of the loan agreements, as of April 25, 1995 additional default interest accrues at a rate of 4% per annum on the loan amount of $32,060,518 and the additional loan facility of $4,000,000. At September 30, 1995, approximately $1,242,000 of accrued interest on this additional loan facility remained unpaid and default interest of approximately $637,000 had accrued. After preliminary discussions, it is unclear whether the lender will be willing to allow for further modifications to the loan and an extension of the August 1996 maturity date. The estimated value of the Hotel property is substantially less than the obligation to the mortgage lender at the present time. Accordingly, the Partnership would only agree to provide additional debt service support if the lender agreed to grant significant concessions which would afford the Partnership the opportunity to recover such additional investments plus a portion of its original investment in the Hotel. In the event that an agreement with the lender cannot be reached, the result could be a foreclosure on the operating investment property. Under any circumstances, the operating results of the Hotel which represents 36% of the Partnership's original investment portfolio, will have to continue to show dramatic improvement in order for the Partnership to recover any of its original net investment in the Newport Beach Marriott Suites Hotel (see
     Note 4). The eventual outcome of this matter cannot be determined at the present time.

      The restructuring of the mortgage note payable in fiscal 1993 was accounted for in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". Accordingly, the forgiveness of debt aggregating $1,766,609, which represented the difference between accrued interest and fees recorded under the original loan agreement and the agreed upon amount of the outstanding interest and fees of $2,660,518 per the terms of the modification at September 30, 1992, was deferred and amortized as a reduction of interest expense prospectively, using the effective interest method. During fiscal 1995, this deferred gain was fully amortized.

7.  Contingencies

      The Partnership is involved in certain legal actions. The Managing General Partner believes that these actions will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

----------------------------------------------------------------------------

---------------------------------------------------------------------------





Schedule III - Real Estate and Accumulated Depreciation

                                PAINE WEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP

                                  SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                      September 30, 1995
                                                        (In thousands)
                          Initial Cost to                 Gross Amount at Which Carried at                           Life  on Which
                          Partnership            Costs          Close of period                                        Depreciation
                                Buildings      Capitalized        Buildings,                                             in Latest
                                Improvements  (Removed)           Improvements                                             Income
                               & Personal     Subsequent to       & Personal         Accumulated   Date of     Date      Statement
Description Encumbrances  Land  Property      Acquisition  Land   Property     Total Depreciation Construction Acquired  is Computed

Marriott
 Hotel
Newport
 Beach,
 CA       $37,302        $ 6,950  $29,952    $(7,169)     $ 5,488  $24,245    $29,733  $9,733      1987        8/10/88   7-30 yrs.

Notes
(A) The  aggregate  cost of real estate owned at September  30, 1995 for Federal income tax purposes is approximately $36,760,000.
(B) See Notes 4 and 6 of Notes to Financial  Statements.
(C)  Reconciliation of real estate owned:
                                                1995           1994            1993
                                                ----           ----            ----

      Balance at beginning of year           $ 35,937        $ 35,401       $ 35,401
      Additions                                   165             536              -
      Write-down due to permanent
        impairment (1)                         (6,369)              -              -
                                           ----------        --------       --------
      Balance at end of year                 $ 29,733        $ 35,937       $ 35,401
                                             ========        ========       ========

(D)       Reconciliation of accumulated depreciation:

      Balance at beginning of year          $   8,840       $   7,434       $  5,929
      Depreciation expense                        893           1,406          1,505
                                           ----------       ---------       --------
      Balance at end of year                $   9,733       $   8,840       $  7,434
                                            =========       =========       ========



   (1) See Note 4 of Notes to Financial  Statements  for a discussion of the  impairment  write-down  recorded in fiscal
   1995.

