Form 10-Q
period 1995-12-31
PAINEWEBBER INCOME PROPERTIES EIGHT LTD PARTNERSHIP
filed 1996-02-14
CIK 792888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED  DECEMBER 31, 1995

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from           to          .


                            Commission File Number    :  0-17148



           PAINEWEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)


            Delaware                                      04-2921780
(State or other jurisdiction of                           (I.R.S.Employer
incorporation or organization)                          Identification No.)


265 Franklin Street, Boston, Massachusetts                     02110
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code  (617) 439-8118


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No .

           PAINEWEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP
                                 BALANCE SHEETS
              December 31, 1995 and September 30, 1995 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                 December 31   September 30

Operating Investment Property:
   Land                                            $   5,488      $  5,488
   Buildings, equipment and improvements              24,282        24,245
                                                   ----------     --------
                                                      29,770        29,733
   Less accumulated depreciation                      (9,968)       (9,733)
                                                   ----------     --------
                                                      19,802        20,000

Investments in joint ventures, at equity                 345           412
Cash and cash equivalents                                979         1,362
Cash reserved for capital expenditures                   694           618
Accounts receivable                                      287           240
Due from Marriott Corporation                              -           680
Inventories                                              122           124
Other assets                                              47            50
Deferred expenses, net                                   132           137
                                                   ---------     ---------
                                                   $  22,408      $ 23,623
                                                    ========      ========

                        LIABILITIES AND PARTNERS' DEFICIT

Accounts payable and accrued expenses              $     196     $     182
Accounts payable - affiliates                              2             2
Accrued interest payable                                 941         1,242
Due to Marriott Corporation                               94             -
Loan payable to Marriott Corporation                   6,487         6,328
Mortgage debt payable                                 36,060        36,060
Partners' deficit                                    (21,372)      (20,191)
                                                   ---------     ---------
                                                   $  22,408     $  23,623
                                                   =========     =========

                  STATEMENTS  OF  CHANGES  IN  PARTNERS'  DEFICIT
        For the three months ended December 31, 1995 and 1994 (Unaudited)
                                 (In thousands)
                                                    General       Limited
                                                   Partners       Partners

Balance at September 30, 1994                      $ (495)        $ (10,162)
Net loss                                               (9)             (924)
                                                   ------         ---------
Balance at December 31, 1994                       $ (504)        $ (11,086)
                                                   ======         =========

Balance at September 30, 1995                      $ (595)        $ (19,596)
Net loss                                              (12)           (1,169)
                                                   ------         ---------
Balance at December 31, 1995                       $ (607)        $(20,765)
                                                   ======         =========


                             See accompanying notes.

           PAINEWEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
        For the three months ended December 31, 1995 and 1994(Unaudited)
                      (In thousands, except per Unit data)

                                               1995                    1994
                                               ----                    ----

Revenues:
   Hotel revenues                              $1,949                  $1,694
   Interest and other income                       20                      23
                                               ------                  -------
                                                1,969                   1,717
Expenses:
   Hotel operating expenses                     1,391                   1,308
   Interest expense                             1,291                     763
   Depreciation and amortization                  240                     241
   General and administrative                      91                      63
                                              -------                 -------
                                                3,013                   2,375
                                              -------                 -------
Operating loss                                 (1,044)                   (658)

Partnership's share of
   ventures' losses                              (137)                   (275)
                                              --------                --------

Net loss                                      $(1,181)                $ (933)
                                               =======                 ======

Net loss per 1,000 Limited
  Partnership Units                           $(32.88)               $(25.98)
                                              =======                =======

   The above net loss per 1,000 Limited Partnership Units is based upon the 35,548,976 Limited Partnership Units outstanding during each period.



















                             See accompanying notes.

            PAINEWEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
        For the three months ended December 31, 1995 and 1994 (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                                      1995              1994
                                                      ----              ----

Cash flows from operating activities:
   Net loss                                           $(1,181)         $ (933)
   Adjustments to reconcile net loss
     to net cash used for operating activities:
      Interest expense on loan payable
        to Marriott Corporation                          159              144
      Partnership's share of ventures' losses            137              275
      Depreciation and amortization                      240              241
      Amortization of deferred gain on
         forgiveness of debt                               -             (201)
      Changes in assets and liabilities:
        Accounts receivable                              (47)             (47)
        Due to/from Marriott Corporation                 774             (208)
        Inventories                                        2                7
        Other assets                                       3              (13)
        Accounts payable and accrued expenses             14             (244)
        Accrued interest payable                        (301)              50
                                                      ------           ------
            Total adjustments                            981                4
                                                      ------           ------
            Net cash used for operating activities      (200)           (929)
                                                      ------           ------

Cash flows from investing activities:
   Distributions from joint ventures                       -              160
   Additional investments in joint ventures              (70)            (104)
   Additions to operating investment property            (37)             (94)
   Net deposits to (withdrawals from)
           capital expenditure reserve                  (76)              250
            Net cash provided by (used for)
             investing activities                      (183)              212

Cash flows from financing activities:
   Proceeds from issuance of notes payable                -               510
                                                      ------          -------

Net decrease in cash and cash equivalents               (383)            (207)

Cash and cash equivalents, beginning of period         1,362            1,496
                                                      ------           ------

Cash and cash equivalents, end of period              $  979           $1,289
                                                      ======           ======

Cash paid during the period for interest              $1,433           $  769
                                                      ======           ======








                             See accompanying notes.

                          PAINEWEBBER INCOME PROPERTIES
                            EIGHT LIMITED PARTNERSHIP
                          Notes to Financial Statements
                                   (Unaudited)


1. General

      The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended September 30, 1995.

      In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

2. Operating Investment Property

      The Partnership directly owns one operating investment property, the Newport Beach Marriott Suites Hotel. The Partnership acquired a 100% interest in the Marriott Suites Hotel located in Newport Beach, California from the Marriott Corporation on August 10, 1988. The Hotel consists of 254 two-room suites encompassing 201,606 square feet located on approximately
    4.8 acres of land. It is managed by Marriott and its affiliates. As discussed further in the Annual Report, the Hotel has experienced substantial recurring losses after debt service. During fiscal 1995, the
    Partnership reached the limit on the debt service deferrals imposed by the 1993 loan modification agreement. As of December 31, 1995, the Partnership was in default of the mortgage loan secured by the operating investment property (see Note 5). The Partnership's ability to realize its investment in the Newport Beach Marriott Suites Hotel is dependent upon future events, including restructuring of the outstanding mortgage indebtedness and improved Hotel operations. It is uncertain at this time whether the lender will agree to a further modification of the loan terms and an extension of the August 1996 maturity date. In the event that an agreement with the lender cannot be reached, the result could be a foreclosure on the operating investment property.

      The Partnership elected early application of SFAS 121 effective for fiscal 1995. The effect of such application was the recognition of an impairment loss on the wholly-owned Hotel property. The impairment loss resulted because, in management's judgment, the current default status of the mortgage loan secured by the property, combined with the lack of near-term prospects for sufficient future improvement in market conditions in the Orange County market in which the property is located, are not expected to enable the Partnership to recover the adjusted cost basis of the property. The Partnership recognized an impairment loss of $6,369,000 to write down the operating investment property to its estimated fair value of $20,000,000 as of September 30, 1995. Fair value was estimated using an independent appraisal of the operating property. Because the net carrying value of the Hotel is below the balance of the nonrecourse debt obligation secured by the property as of December 31, 1995, the Partnership would recognize a sizable net gain for financial reporting purposes upon a foreclosure of the operating investment property and settlement of the debt obligation.

      The following is a summary of Hotel revenues and operating expenses for the three months ended December 31, 1995 and 1994 (in thousands):

                                              1995                      1994
                                              ----                      ----
   Revenues:
     Guest rooms                             $1,483                    $1,235
     Food and beverage                          366                       412
     Other revenue                              100                        47
                                             ------                    ------
                                             $1,949                    $1,694
                                             ======                    ======

   Operating expenses:
     Guest rooms                             $  420                    $  368
     Food and beverage                          310                       300
     Other operating expenses                   538                       541
     Management fees - Manager                   39                        31
     Real estate taxes                           84                        68
                                             ------                    ------
                                             $1,391                    $1,308
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

      Summarized operations of the four joint ventures for the three months ended December 31, 1995 and 1994 are as follows:

                    Condensed Combined Summary of Operations
              For the three months ended December 31, 1995 and 1994
                                 (in thousands)

                                                1995                    1994
                                                ----                    ----

   Rental revenues                             $  927                  $  946
   Other income                                    62                      41
                                               ------                  ------
                                                  989                     987

   Property operating expenses                    550                     613
   Interest expense                               390                     385
   Depreciation and amortization                  227                     239
                                               ------                 -------
                                                1,167                   1,237
                                               ------                 -------
   Net loss                                    $ (178)                 $ (250)
                                               ======                  ======

   Net loss:
     Partnership's share of
       combined income (loss)                  $ (134)                 $ (272)
     Co-venturers' share of
       combined income (loss)                     (44)                     22
                                               ------                 -------
                                               $ (178)                 $ (250)
                                               ======                  ======

             Reconciliation of Partnership's Share of Operations

     Partnership's share of combined
       loss, as shown above                    $ (134)                 $ (272)
     Amortization of excess basis                  (3)                     (3)
                                               ------                 -------
     Partnership's share of ventures' losses   $ (137)                 $ (275)
                                               ======                  ======

4. Related Party Transactions

   Included in general and administrative expenses for three months ended December 31, 1995 and 1994 is $23,000 and $28,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

   Also included in general and administrative expenses for the three months ended December 31,195 and 1994 is $200 and $500, respectively of fees paid to Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

5. Mortgage Notes Payable in Default

   Mortgage notes payable at December 31, 1995 and September 30, 1995 consists of the following (in thousands):
                                                   December 31     September
30

    Permanent mortgage loan
    secured by the Marriott Suites
    Hotel-Newport Beach,
    bearing  interest at 10.09% per
    annum from  disbursement  through August 10,
    1992.  Interest  accrues at 9.59%
    per annum from  August  11,  1992  through
    August 10, 1995 and at a variable
    rate of adjusted LIBOR (6.19% and 5.91% at
    December 31, 1995 and September 30, 1995,
    respectively),  as defined,  plus
    2.5% per annum from August 11, 1995 until
    maturity.  On August 11, 1996 the
    balance of principal  together with
    all accrued but unpaid interest  thereon
    shall be due. See discussion regarding
    modification and default below.                   $ 32,060      $ 32,060

    Nonrecourse senior promissory notes payable,
    bearing interest at a variable
    rate of adjusted  LIBOR (6.19% and 5.91% at
    December 31, 1995 and  September
    30, 1995, respectively), as defined, plus
    one percent per annum. Payments on
    the  loan are to be made  from  available
    cash  flow of the  Newport  Beach
    Marriott Suites Hotel (see discussion below).       4,000          4,000
                                                     --------       --------
                                                     $ 36,060       $ 36,060
                                                      =======       ========

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

An additional loan facility from the existing lender of up to $4,000,000 was available to be used to pay expected debt service shortfalls after August 11, 1992. This additional loan facility bears interest at a variable rate of adjusted LIBOR (6.19% at December 31, 1995), as defined, plus one percent per annum. Interest on the new loan facility is payable currently to the extent of available cash flow from Hotel operations. Interest deferred due to the lack of available cash flow can be added to the principal balance of the new loan until the loan balance reaches the $4,000,000 limitation. As of March 31, 1995, the
Partnership had exhausted the entire $4,000,000 of this additional loan facility. On April 11, 1995, the Partnership received a default notice from the lender. Under the terms of the loan agreement, as of April 25, 1995 additional default interest accrues at a rate of 4% per annum on the loan amount of $32,060,518 and the additional loan facility of $4,000,000. At December 31, 1995, approximately $941,000 of accrued interest on the mortgage loan and the additional loan facility remained unpaid. The Partnership continues to remit the net cash flow produced by the Hotel to the lender. However, subsequent to the date of the default, the Partnership has suspended the monthly supplemental payments referred to above. After preliminary discussions, it is unclear whether the lender will be willing to allow for further modifications to the loan. Given the significant deficiency which exists between the estimated fair value of the Hotel and the outstanding indebtedness, management believes that it would not be prudent to use the Partnership's reserves to cure the default without substantial modifications to the loan terms which would afford the Partnership the opportunity to recover such additional investments plus a portion of its original investment in the Hotel. In the event that an agreement with the lender cannot be reached, the result could be a foreclosure on the operating investment property. The eventual outcome of this matter cannot be determined at this time.

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

6. Contingencies

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

           PAINEWEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

      As previously reported, on January 25, 1993 the Managing General Partner and the lender on the Newport Beach Marriott Suites Hotel finalized an agreement on a modification of the first mortgage loan secured by the Hotel which was retroactive to August 11, 1992. Per the terms of the modification, the maturity date of the loan was extended one year to August 11, 1996. The principal amount of the loan was adjusted to $32,060,518 (the original principal of $29,400,000 plus $2,660,518 of unpaid interest and fees). The outstanding balance of the loan bears interest at a rate of 9.59% through August 11, 1995 and at a variable rate of the adjusted LIBOR index, as defined (6.19% at December 31, 1995), plus 2.5% from August 11, 1995 through the final maturity date. The Partnership is obligated to pay the lender on a monthly basis as debt service an amount equal to Hotel Net Cash, as defined in the Hotel management agreement. In order to increase Hotel Net Cash, Marriott agreed to reduce its Base Management Fee by one percent of total revenue through January 3, 1997. In addition, the reserve for the replacement of equipment and improvements, which is funded out of a percentage of gross revenues generated by the Hotel, was reduced to two percent of gross revenues in 1992 and is equal to three percent of gross revenues thereafter through January 3, 1997. As part of the modification agreement, the Partnership agreed to make additional debt service contributions to the lender of $400,000, of which $50,000 was paid at the closing of the modification and the balance was to be payable on a monthly basis in arrears for forty-two months.

      As part of the agreement to modify the Hotel's mortgage debt, an additional loan facility of up to $4,000,000 was made available from the existing lender to be used to pay debt service shortfalls. This additional loan facility bears interest at a variable rate of adjusted LIBOR, as defined, plus one percent per annum. Interest on the new loan facility is payable currently to the extent of available cash flow from Hotel operations. Interest deferred due to the lack of available cash flow could be added to the principal balance of the new loan until the loan balance reached the $4,000,000 limitation. As of March 31, 1995, the Partnership had exhausted the entire $4,000,000 of this additional loan facility. On April 11, 1995, the Partnership received a default notice from the lender. Under the terms of the loan agreement, as of April 25, 1995 additional default interest accrues at a rate of 4% per annum on the loan amount of $32,060,518 and the additional loan facility of $4,000,000. At December 31, 1995, approximately $941,000 of accrued interest on the mortgage loan and the additional loan facility remained unpaid. The Partnership continues to remit the net cash flow produced by the Hotel to the lender. However, subsequent to the date of the default, the Partnership suspended the monthly additional debt service contributions of $8,333 referred to above. After preliminary discussions, it is unclear whether the lender will be willing to allow for further modifications to the loan and an extension of the August 1996 maturity date. Despite an improvement in the Hotel's operating results over the last year, the estimated value of the Hotel property is substantially less than the obligation to the mortgage lender at the present time. While increased demand from institutional buyers and an absence of any significant new construction activity have led to an improvement in the market for hotel properties in many areas of the country during calendar 1995, it appears unlikely that continued improvement will occur as rapidly or to the extent necessary for the Partnership to recover any portion of its original net investment in the Newport Beach Marriott. Management will continue to make every prudent effort to preserve the Partnership's ownership of the Hotel property, but if the mortgage holder were to choose to initiate foreclosure proceedings, as a practical matter, there is very little that the Partnership could do to prevent foreclosure from occurring.

      In light of the circumstances facing the Newport Beach Marriott Hotel, management reviewed the carrying value of the Hotel for potential impairment as of September 30, 1995. In conjunction with such review, the Partnership elected early application of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). In accordance with SFAS 121, an impairment loss with respect to an operating investment property is recognized when the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value, where fair value is defined as the amount at which the asset could be bought or sold in a current transaction between willing parties, that is other than a forced or liquidation sale. In conjunction with the application of SFAS 121, the Partnership recognized an impairment loss of $6,369,000 to write down the Newport Beach Marriott property to its estimated fair value of $20,000,000 as of September 30, 1995. Fair value was estimated using an independent appraisal of the operating property. The impairment loss resulted because, in management's judgment, the current default status of the mortgage loan secured by the property discussed above, combined with the lack of near-term prospects for sufficient future improvement in market conditions in the Orange County market in which the property is located, are not expected to enable the Partnership to recover the adjusted cost basis of the property. Because the net carrying value of the Hotel is below the balance of the nonrecourse debt obligation secured by the property as of December 31, 1995, the Partnership would recognize a sizable net gain for both book and tax purposes upon a foreclosure of the operating property and settlement of the debt obligation.

      The loss of the Atlanta Marriott Suites to foreclosure in fiscal 1992 and the unlikely prospects for recovery of the Partnership's investment in the Newport Beach Marriott, as discussed further above, mean that the Partnership will be unable to return the full amount of the original invested capital to the Limited Partners. The two hotel investments represented 63% of the Partnership's original investment portfolio. The amount of capital which will be returned will depend upon the proceeds received from the disposition of the Partnership's other investments, which cannot presently be determined. The Partnership's other investments consist of four multi-family apartment complexes and one retail shopping center. Based on the current estimated market values of these investments, only the Partnership's interest in the Meadows in the Park Apartments has any significant value above the outstanding mortgage indebtedness secured by the properties. In October 1993, the sole anchor tenant of the Norman Crossing Shopping Center vacated the center to relocate its operations. This anchor tenant, which occupied 26,700 square feet of the property's 52,000 net leasable square feet, is still obligated under the terms of its lease which runs through the year 2007. To date, all rents due from this tenant have been collected. Nonetheless the anchor tenant vacancy resulted in several tenants receiving rental abatements during fiscal 1995 and has had an adverse effect on the ability to lease other vacant shop space at the center, which had been 100% occupied prior to the anchor tenant's departure. The center was 52% occupied as of December 31, 1995. During the last quarter of fiscal 1995, the former anchor tenant reached an agreement to sub-lease its space to a new tenant. This new sublease tenant is a health club operator which will occupy 19,000 square feet of the former anchor's space and will sublease the remaining 7,700 square feet. As a result of the new sublease tenant, which will open for business in the second quarter of fiscal 1996, the rental abatements granted to the other tenants have been terminated. However, the long-term impact of this subleasing arrangement on the operations of the property remains uncertain at the present time. The joint venture may have to continue to make significant tenant improvements and grant further rental concessions in order to maintain a high occupancy level. Funding for such improvements, along with any operating cash flow deficits incurred during this period of re-stabilization for the shopping center, would be provided primarily by the Partnership. The Partnership funded cash flow deficits of approximately $9,000 for the Norman Crossing joint venture during the quarter. The Partnership has also been funding its share of the deficits at the Maplewood joint venture. While occupancy levels have been maintained in the mid-90% range at the Maplewood property, gross collections have declined over the past twelve months due to slightly deteriorating local market conditions. During the current quarter, the Partnership funded an additional $63,000 to the Maplewood joint venture to cover its share of the venture's annual debt service principal payment.

      As discussed further in the Partnership's Annual Report, despite achieving stabilized occupancy levels subsequent to the repairs of the construction defects at the Spinnaker Landing and Bay Club Apartments, the joint venture which owns the properties continues to operate at a slight cash flow deficit. Under the terms of the venture's loan modification, which was executed in December 1991, the lender agreed to loan to the joint venture 80% of the additional amounts necessary to complete the repair of the properties up to a maximum of $760,000. Advances through the completion of the repair work totalled approximately $617,000. The loan modification agreement also required the lender to defer all past due interest and all of the interest due through July 1, 1993, which was added to the loan principal. Additional amounts owed to the lender as a result of the deferred payments, including accrued interest, total in excess of $1 million. These additional amounts owed to the lender, while critical and necessary to the process of correcting the construction defects, have further subordinated the equity position of the Partnership in these investment properties. The current estimated market values of the two apartment complexes are below the amount of the outstanding debt obligations. During fiscal 1995, management evaluated a proposal from the existing mortgage lender to repay the outstanding debt at a significant discount. Such a plan would have required a sizable equity contribution by the Partnership. Management evaluated whether an additional investment of funds in the venture would be economically prudent in light of the future appreciation potential of the properties and determined that the discount offered by the lender would not be sufficient to justify putting additional funds at risk. The loans secured by Spinnaker Landing and Bay Club are scheduled to mature in December 1996. Unless the lender is willing to increase the amount of the discount it would be willing to take upon repayment, it is unlikely that a refinancing transaction could be completed. Under such circumstances, the lender may choose to foreclose on the properties. Management continues to examine alternative value creation scenarios, however, there are no assurances that the Partnership will realize any future proceeds from the ultimate disposition of its interests in these two properties.

      Repairs to the construction defects at The Meadows in the Park Apartments, in Birmingham, Alabama, continued during the first quarter using the proceeds of the insurance settlement which were escrowed with the venture's new mortgage lender. As previously reported, the loan will be fully recourse to the joint venture and to the partners of the joint venture until the repairs are completed, at which time the entire obligation will become non-recourse. As of December 31, 1995, approximately $515,000 remains in escrow for future repairs. Such funds are expected to be sufficient to complete the repair work. All of the repair work is expected to be completed by the end of fiscal 1996. The occupancy level at Meadows had dropped significantly to 81% at December 31, 1995 due to the ongoing construction activities related to the repair work which have resulted in apartment units being taken out of service while the repair work is performed. The overall Birmingham, Alabama market remains strong and the occupancy level is expected to increase back to stabilized levels as repairs to the property are completed. As stated above, the Meadows in the Park Apartments is the only one of the Partnership's investments which would appear to have any significant value above the related mortgage loan obligations based on current estimated market values. Assuming that the overall market for multi-family apartment properties remains strong in the near-term, the Meadows joint venture may have a favorable opportunity to sell the operating investment property subsequent to the completion of the repair work discussed above. While there are no assurances that a sale transaction will be completed, if the Partnership were to sell its investment in the Meadows property, management would have to determine whether to distribute all of the net proceeds from such a transaction to the Limited Partners or to withhold all or a portion of such proceeds for potential reinvestment in the remaining investment properties as part of a plan to create value for the Partnership's remaining investment positions. Under such circumstances, management would base its decisions on an assessment of the expected overall returns to the Limited Partners. Management is currently in the process of identifying and evaluating alternative operating plans for the Partnership in light of the pending resolution of the Newport Beach Marriott default situation, the potential future sale of the Meadows property and the status of the Partnership's existing cash reserves.

      At December 31, 1995, the Partnership had available cash and cash equivalents of $979,000. Approximately $397,000 of such cash is held at the wholly-owned Newport Beach Marriott Suites Hotel and is designated for use to pay hotel operating expenses and required debt service. The balance of such cash and cash equivalents will be utilized as needed for Partnership requirements such as the payment of operating expenses and the funding of joint venture capital improvements, operating deficits or refinancing expenses. In addition, the Partnership had a cash reserve of approximately $694,000 as of December 31, 1995, which is held by Marriott Corporation and is available exclusively to be used for repairs and replacements related to the Newport Beach Marriott Suites Hotel. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's income-producing investment properties and proceeds received from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on a short-term basis. As discussed further above, management is currently evaluating alternative operating strategies to address the Partnership's long-term liquidity needs.

Results of Operations
Three Months Ended December 31, 1995

      The Partnership had a net loss of $1,181,000 for the three months ended December 31, 1995, as compared to a net loss of $933,000 for the same period in the prior year. The primary reason for this increase in net loss is an increase in the Partnership's operating loss of $386,000. This increase in operating loss is mainly due to an increase in interest expense of $528,000, which is the result of default interest being accrued on the outstanding mortgage loan and accrual loan facility secured by the Newport Beach Marriott Suites Hotel, as discussed further above. In addition, the average outstanding balance of the floating rate Hotel loan facility was higher than during the same period in the prior year. The increase in interest expense was partially offset by an increase in Hotel revenues of $255,000, which was the result of an increase in average occupancy and rental rates over the same period in the prior year. The Hotel averaged 81% occupancy with an average daily room rate of $91.38 for the first quarter of fiscal 1996, as compared to an occupancy level of 76% and an average room rate of $87.21 in the prior year.

      The increase in operating loss was partially offset by a decrease in the Partnership's share of ventures' losses of $138,000. This decrease is primarily attributable to a special allocation of the net loss of the Meadows joint venture for the current three-month period to the Partnership's co-venture partner in accordance with the terms of the joint venture agreement. In addition, rental revenues at Maplewood and Norman Crossing increased slightly over the same period in the prior year. Combined property operating expenses also declined in the current period, mainly due to a decrease in repairs expense at the Meadows joint venture. The favorable changes in the ventures' net operating results were partially offset by a decrease in revenues at The Meadows, due to the occupancy decline referred to above.

                                     PART II
                                Other Information



Item 1. Legal Proceedings

     In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of 70 limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Eighth Income Properties, Inc. and Properties Associates 1986, L.P. ("PA1986") which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

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

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation which the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to investors in PaineWebber Income Properties Eight Limited Partnership. Pursuant to provisions of the Partnership Agreement and other contractual obligations, under certain circumstances the Partnership may be required to indemnify Eighth Income Properties, Inc., PA1986 and their affiliates for costs and liabilities in connection with this litigation. Management has had discussions with representatives of PaineWebber and, based on such discussions, the Partnership does not believe that PaineWebber intends to invoke the aforementioned indemnifications in connection with the settlement of this litigation.

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


                                          PAINEWEBBER INCOME PROPERTIES
                                            EIGHT LIMITED PARTNERSHIP


                                          By:   Eighth Income Properties, Inc.
                                             Managing General Partner




                                          By:/s/ Walter V. Arnold
                                             Walter V. Arnold
                                             Senior Vice President and Chief
                                             Financial Officer


Dated:  February 13, 1996