Form 10-Q
period 1996-03-31
PAINEWEBBER INCOME PROPERTIES EIGHT LTD PARTNERSHIP
filed 1996-05-14
CIK 792888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED  MARCH 31, 1996

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

           PAINEWEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                March 31, 1996 and September 30, 1995 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                  March 31      September 30

Operating investment property:
   Land                                           $   5,488       $  5,488
   Buildings, equipment and improvements             24,321         24,245
                                                  ---------       --------
                                                     29,809         29,733
   Less accumulated depreciation                    (10,170)        (9,733)
                                                  ---------       ---------
                                                     19,639         20,000

Investments in joint ventures, at equity                 93            412
Cash and cash equivalents                             1,138          1,362
Cash reserved for capital expenditures                  734            618
Accounts receivable                                     418            240
Due from Marriott Corporation                             -            680
Inventories                                             116            124
Other assets                                             51             50
Deferred expenses, net                                  125            137
                                                   --------      ---------
                                                   $ 22,314       $ 23,623
                                                   ========       ========

                        LIABILITIES AND PARTNERS' DEFICIT

Accounts payable and accrued expenses              $    212      $     182
Accounts payable - affiliates                             2              2
Accrued interest payable                              1,283          1,242
Due to Marriott Corporation                             215              -
Loan payable to Marriott Corporation                  6,651          6,328
Mortgage debt payable                                36,060         36,060
Partners' deficit                                   (22,109)       (20,191)
                                                   ---------      --------
                                                   $ 22,314       $ 23,623
                                                   ========       ========

                  STATEMENTS OF CHANGES IN PARTNERS'  DEFICIT
 For the six months ended March 31, 1996 and 1995 (Unaudited)
                                 (In thousands)
                                                    General         Limited
                                                   Partners         Partners

Balance at September 30, 1994                      $ (495)          $(10,162)
Net loss                                              (17)            (1,628)
                                                   ------           ---------
Balance at March 31, 1995                          $ (512)          $(11,790)
                                                   ======           ========

Balance at September 30, 1995                      $ (595)          $(19,596)
Net loss                                              (20)            (1,898)
                                                   ------           --------
Balance at March 31, 1996                          $ (615)          $(21,494)
                                                   ======           ========


                             See accompanying notes.

           PAINEWEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
    For the three and six  months  ended  March 31,  1996 and 1995 (Unaudited)
                (In thousands, except per Unit data)

                                   Three Months Ended      Six Months Ended
                                         March 31,               March 31,
                                    1996        1995          1996      1995
                                    ----        ----          ----      ----

Revenues:
   Hotel revenues                 $ 2,268     $ 1,986      $ 4,217    $ 3,633
   Interest and other income           17          66           37         89
                                  -------     -------      -------    -------
                                    2,285       2,052        4,254      3,722
Expenses:
   Hotel operating expenses         1,474       1,492        2,865      2,800
   Interest expense                 1,012         923        2,303      1,686
   Depreciation and amortization      209         240          449        481
   General and administrative          68          39          159        102
                                 --------     -------     --------    -------
                                    2,763       2,694        5,776      5,069
                                 --------     -------     --------    -------
Operating loss                       (478)       (642)      (1,522)    (1,347)

Partnership's share of
   ventures' losses                  (259)        (23)        (396)      (298)
                                 --------     -------     --------    -------

Net loss                         $   (737)    $  (665)    $ (1,918)   $(1,645)
                                 =========    =======     ========    =======

Net loss per 1,000 Limited
  Partnership Units              $ (20.50)    $(18.50)   $  (53.38)   $(45.79)
                                 ========     =======    =========    =======


   The above net loss per 1,000 Limited Partnership Units is based upon the 35,548,976 Limited Partnership Units outstanding during each period.



















                             See accompanying notes.

            PAINEWEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP

                           STATEMENTS  OF CASH  FLOWS
 For the six  months  ended March 31, 1996 and 1995 (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                                      1996              1995
                                                      ----              ----

Cash flows from operating activities:
   Net loss                                          $(1,918)         $(1,645)
   Adjustments to reconcile net loss
     to net cash provided by (used for)
      operating activities:
     Interest expense on loan payable
      to Marriott Corporation                            323              292
     Partnership's share of ventures' losses             396              298
     Depreciation and amortization                       449              481
     Amortization of deferred gain on
        forgiveness of debt                                -             (323)
     Changes in assets and liabilities:
      Accounts receivable                               (178)             (34)
      Due to/from Marriott Corporation                   895             (112)
      Inventories                                          8               12
      Other assets                                        (1)              (8)
      Accounts payable and accrued expenses               30             (256)
      Accrued interest payable                            41             (156)
                                                    --------         ---------
        Total adjustments                              1,963              194
                                                    --------         ---------
        Net cash provide by (used for)
           operating activities                           45           (1,451)

Cash flows from investing activities:
   Distributions from joint ventures                       -              221
   Additional investments in joint ventures              (77)            (134)
   Additions to operating investment property            (76)            (128)
   Net (deposits to) withdrawals from capital
           expenditure reserve                          (116)             222
                                                     -------          -------
        Net cash (used for) provided by
           investing activities                        (269)              181

Cash flows from financing activities:
   Proceeds from issuance of notes payable                 -            1,147
                                                     -------         --------

Net decrease in cash and cash equivalents               (224)            (123)

Cash and cash equivalents, beginning of period         1,362            1,496
                                                    --------          -------

Cash and cash equivalents, end of period             $ 1,138           $1,373
                                                     =======           ======

Cash paid during the period for interest             $ 1,939           $1,873
                                                     =======           ======








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

2. Related Party Transactions

   Included in general and administrative expenses for six months ended March 31, 1996 and 1995 is $47,000 and $44,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

   Also included in general and administrative expenses for the six months ended March 31, 1996 and 1995 is $1,000 and $2,000, respectively of fees paid to Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

3. Operating Investment Property

      The Partnership directly owns one operating investment property, the Newport Beach Marriott Suites Hotel. The Partnership acquired a 100% interest in the Marriott Suites Hotel located in Newport Beach, California from the Marriott Corporation on August 10, 1988. The Hotel consists of 254 two-room suites encompassing 201,606 square feet located on approximately
    4.8 acres of land. It is managed by Marriott and its affiliates. As discussed further in the Annual Report, the Hotel has experienced substantial recurring losses after debt service. During fiscal 1995, the
    Partnership reached the limit on the debt service deferrals imposed by the fiscal 1993 loan modification agreement. As of March 31, 1996, the Partnership was in default of the mortgage loan secured by the operating investment property (see Note 5). The Partnership's ability to realize its investment in the Newport Beach Marriott Suites Hotel is dependent upon future events, including restructuring of the outstanding mortgage indebtedness and improved Hotel operations.

      The Partnership elected early application of SFAS 121 effective for fiscal 1995. The effect of such application was the recognition of an impairment loss on the wholly-owned Hotel property. The impairment loss resulted because, in management's judgment, the current default status of the mortgage loan secured by the property, combined with the lack of near-term prospects for sufficient future improvement in market conditions in the Orange County market in which the property is located, are not expected to enable the Partnership to recover the adjusted cost basis of the property. The Partnership recognized an impairment loss of $6,369,000 to write down the operating investment property to its estimated fair value of $20,000,000 as of September 30, 1995. Fair value was estimated using an independent appraisal of the operating property. Because the net carrying value of the Hotel is below the balance of the nonrecourse debt obligation secured by the property as of March 31, 1996, the Partnership would recognize a sizable net gain for financial reporting purposes upon a foreclosure of the operating investment property and settlement of the debt obligation.

      The following is a summary of Hotel revenues and operating expenses for the three and six months ended March 31, 1996 and 1995 (in thousands):

                                  Three Months Ended      Six Months Ended
                                         March 31,               March 31,
                                     1996      1995        1996         1995
                                     ----      ----        ----         ----

   Revenues:
     Guest rooms                   $1,749    $1,482        $3,232      $2,717
     Food and beverage                406       316           772         728
     Other revenue                    113       188           213         188
                                   ------    ------        ------      ------
                                   $2,268    $1,986        $4,217      $3,633
                                   ======    ======        ======      ======

   Operating expenses:
     Guest rooms                  $   440   $   414        $  860     $   782
     Food and beverage                381       410           691         710
     Other operating expenses         452       471           990       1,012
     Management fees - Manager         45        40            84          71
     Selling, general and
       administration                  69        64            69          65
     Real estate taxes                 87        92           171         160
                                  -------    ------        ------      ------
                                   $1,474    $1,491        $2,865      $2,800
                                   ======    ======        ======      ======


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

4. Investments in Joint Venture Partnerships

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

      Summarized operations of the four joint ventures for the three and six months ended March 31, 1996 and 1995 are as follows:

                    Condensed Combined Summary of Operations
           For the three and six months ended March 31, 1996 and 1995
                                 (in thousands)

                                   Three Months Ended      Six Months Ended
                                       March 31,                March 31,
                                     1996      1995         1996        1995
                                     ----      ----         ----        ----


   Rental revenues                $   927    $  909        $1,854      $1,855
   Other income                       (20)       53            42          94
                                  -------    ------        ------      ------
                                      907       962         1,896       1,949

   Property operating expenses        552       417         1,102       1,030
   Interest expense                   377       424           767         809
   Depreciation and amortization      229       243           456         482
                                 --------    ------       -------    --------
                                    1,158     1,084         2,325       2,321
                                 --------    ------       -------    --------
   Net loss                      $   (251)   $ (122)      $  (429)   $   (372)
                                 ========    =======      ========    ========

   Net loss:
     Partnership's share of
        combined income (loss)   $   (199) $    (20)      $  (333)    $  (292)
     Co-venturers' share of
         combined income (loss)       (52)     (102)          (96)        (80)
                                ---------   --------      -------     -------
                                $    (251)  $  (122)      $  (429)    $  (372)
                                =========   =======       =======     =======

             Reconciliation of Partnership's Share of Operations

   Partnership's share of combined
     loss, as shown above         $  (199)   $  (20)     $   (333)    $  (292)
   Amortization of excess basis       (60)       (3)          (63)         (6)
                                ---------  --------      --------     -------
   Partnership's share of
     ventures' losses            $  (259)    $  (23)     $   (396)     $ (298)
                                 =======     ======      ========      ======

5. Mortgage Notes Payable in Default

   Mortgage notes payable at March 31, 1996 and September 30, 1995 consists of the following (in thousands):

                                              March 31        September  30

     Permanent  mortgage loan secured by
the Marriott Suites Hotel-Newport Beach,
bearing  interest  at  10.09%  per annum
from  disbursement  through  August  10,
1992.  Interest  accrues  at  9.59%  per
annum  from  August  11,  1992   through
August 10,  1995 and at a variable  rate
of  adjusted  LIBOR  (6.2%  and 5.91% at
March 31, 1996 and  September  30, 1995,
respectively), as defined, plus 2.5% per
annum  from   August   11,   1995  until
maturity. On August 11, 1996 the balance
of principal  together  with all accrued
but  unpaid  interest  thereon  shall be
due.    See     discussion     regarding
modification and default below.                      $ 32,060     $ 32,060


     Nonrecourse senior promissory notes
payable,  bearing interest at a variable
rate of  adjusted  LIBOR (6.2% and 5.91%
at  March  31,  1996 and  September  30,
1995,  respectively),  as defined,  plus
one percent  per annum.  Payments on the
loan are to be made from  available cash
flow  of  the  Newport  Beach   Marriott
Suites  Hotel  (see  discussion  below).               4,000        4,000
                                                    --------     --------
                                                     $36,060     $ 36,060
                                                    ========     ========


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

An additional loan facility from the existing lender of up to $4,000,000 was available to be used to pay expected debt service shortfalls after August 11, 1992. Interest on the new loan facility is payable currently to the extent of available cash flow from Hotel operations. Interest deferred due to the lack of available cash flow could be added to the principal balance of the new loan until the loan balance reached the $4,000,000 limitation. As of March 31, 1995, the Partnership had exhausted the entire $4,000,000 of this additional loan facility. On April 11, 1995, the Partnership received a default notice from the lender. Under the terms of the loan agreement, as of April 25, 1995 additional default interest accrues at a rate of 4% per annum on the loan amount of $32,060,518 and the additional loan facility of $4,000,000. At March 31, 1996, approximately $1,283,000 of accrued interest on the mortgage loan and the additional loan facility remained unpaid. The Partnership continues to remit the net cash flow produced by the Hotel to the lender. However, subsequent to the date of the default, the Partnership suspended the monthly supplemental payments referred to above. On February 19, 1996, the first mortgage loan on the property was purchased by a new lender, and the Partnership has since received formal notice of default from this new lender. It is unclear whether the new lender will be willing to allow for further modifications to the loan and an extension of the August 1996 maturity date. Given the significant deficiency which exists between the estimated fair value of the Hotel and the outstanding indebtedness, management believes that it would not be prudent to use the Partnership's reserves to cure the default without substantial modifications to the loan terms which would afford the Partnership the opportunity to recover such additional investments plus a portion of its original investment in the Hotel. In the event that an agreement with the new lender cannot be reached, the result could be a foreclosure on the operating investment property. The eventual outcome of this matter cannot be determined at this time, but management believes that a foreclosure of the property by the new lender is likely.

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

6. Contingencies

The Partnership is involved in certain legal actions. At the present time, the Managing General Partner cannot estimate the impact, if any, of these matters on the Partnership's financial statements, taken as a whole.

           PAINEWEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

      As previously reported, on January 25, 1993 the Managing General Partner and the lender on the Newport Beach Marriott Suites Hotel finalized an agreement on a modification of the first mortgage loan secured by the Hotel which was retroactive to August 11, 1992. Per the terms of the modification, the maturity date of the loan was extended one year to August 11, 1996. The principal amount of the loan was adjusted to $32,060,518 (the original principal of $29,400,000 plus $2,660,518 of unpaid interest and fees). The outstanding balance of the loan bears interest at a rate of 9.59% through August 11, 1995 and at a variable rate of the adjusted LIBOR index, as defined (6.2% at March 31, 1996), plus 2.5% from August 11, 1995 through the final maturity date. The Partnership is obligated to pay the lender on a monthly basis as debt service an amount equal to Hotel Net Cash, as defined in the Hotel management agreement. In order to increase Hotel Net Cash, Marriott agreed to reduce its Base Management Fee by one percent of total revenue through January 3, 1997. In addition, the reserve for the replacement of equipment and improvements, which is funded out of a percentage of gross revenues generated by the Hotel, was reduced to two percent of gross revenues in 1992 and is equal to three percent of gross revenues thereafter through January 3, 1997. As part of the modification agreement, the Partnership agreed to make additional debt service contributions to the lender of $400,000, of which $50,000 was paid at the closing of the modification and the balance was to be payable on a monthly basis in arrears for forty-two months.

      As part of the agreement to modify the Hotel's mortgage debt, an additional loan facility of up to $4,000,000 was made available from the existing lender to be used to pay debt service shortfalls. This additional loan facility bears interest at a variable rate of adjusted LIBOR, as defined, plus one percent per annum. Interest on the new loan facility is payable currently to the extent of available cash flow from Hotel operations. Interest deferred due to the lack of available cash flow could be added to the principal balance of the new loan until the loan balance reached the $4,000,000 limitation. As of March 31, 1995, the Partnership had exhausted the entire $4,000,000 of this additional loan facility. On April 11, 1995, the Partnership received a default notice from the lender. Under the terms of the loan agreement, as of April 25, 1995 additional default interest accrues at a rate of 4% per annum on the loan amount of $32,060,518 and the additional loan facility of $4,000,000. At March 31, 1996, approximately $1,283,000 of accrued interest on the mortgage loan and the additional loan facility remained unpaid. The Partnership continues to remit the net cash flow produced by the Hotel to the lender. However, subsequent to the date of the default, the Partnership suspended the monthly additional debt service contributions of $8,333 referred to above. On February 19, 1996, the first mortgage loan secured by the Newport Beach Marriott Suites Hotel was purchased by a new lender, and the Partnership has since received formal notice of default from this new lender. It is unclear whether the new lender will be willing to allow for further modifications to the loan and an extension of the August 1996 maturity date. Despite an improvement in the Hotel's operating results over the last year, the estimated value of the Hotel property is substantially less than the obligation to the mortgage lender at the present time. While increased demand from institutional buyers and an absence of any significant new construction activity have led to an improvement in the market for hotel properties in many areas of the country during calendar 1995, it appears unlikely that continued improvement will occur as rapidly or to the extent necessary for the Partnership to recover any portion of its original net investment in the Newport Beach Marriott. Management will continue to make every prudent effort to preserve the Partnership's ownership of the Hotel property, but expects that a foreclosure of the Hotel is likely to occur in the near future.

      In light of the circumstances facing the Newport Beach Marriott Hotel, management reviewed the carrying value of the Hotel for potential impairment as of September 30, 1995. In conjunction with such review, the Partnership elected early application of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). In accordance with SFAS 121, an impairment loss with respect to an operating investment property is recognized when the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value, where fair value is defined as the amount at which the asset could be bought or sold in a current transaction between willing parties, that is other than a forced or liquidation sale. In conjunction with the application of SFAS 121, the Partnership recognized an impairment loss of $6,369,000 to write down the Newport Beach Marriott property to its estimated fair value of $20,000,000 as of September 30, 1995. Fair value was estimated using an independent appraisal of the operating property. The impairment loss resulted because, in management's judgment, the current default status of the mortgage loan secured by the property discussed above, combined with the lack of near-term prospects for sufficient future improvement in market conditions in the Orange County market in which the property is located, are not expected to enable the Partnership to recover the adjusted cost basis of the property. Because the net carrying value of the Hotel is below the balance of the nonrecourse debt obligation secured by the property as of March 31, 1996, the Partnership would recognize a sizable net gain for both book and tax purposes upon a foreclosure of the operating property and settlement of the debt obligation.

      The loss of the Atlanta Marriott Suites to foreclosure in fiscal 1992 and the unlikely prospects for recovery of the Partnership's investment in the Newport Beach Marriott, as discussed further above, mean that the Partnership will be unable to return any meaningful portion of the original invested capital to the Limited Partners. The two hotel investments represented 63% of the Partnership's original investment portfolio. The amount of capital which will be returned will depend upon the proceeds received from the disposition of the Partnership's other investments, which cannot presently be determined. The Partnership's other investments consist of four multi-family apartment complexes and one retail shopping center. Based on the current estimated market values of these investments, only the Partnership's interest in the Meadows in the Park Apartments has any significant value above the outstanding mortgage indebtedness secured by the properties. In October 1993, the sole anchor tenant of the Norman Crossing Shopping Center vacated the center to relocate its operations. This anchor tenant, which occupied 26,700 square feet of the property's 52,000 net leasable square feet, is still obligated under the terms of its lease which runs through the year 2007. To date, all rents due from this tenant have been collected. Nonetheless, the anchor tenant vacancy resulted in several tenants receiving rental abatements during fiscal 1995 and has had an adverse effect on the ability to lease other vacant shop space at the center, which had been 100% occupied prior to the anchor tenant's departure. The center was 86% occupied as of March 31, 1996. During the last quarter of fiscal 1995, the former anchor tenant reached an agreement to sub-lease its space to a new tenant. This new sublease tenant is a health club operator which occupies 19,000 square feet of the former anchor's space and will sublease the remaining 7,700 square feet. As a result of the new sublease tenant opening for business in February 1996, the rental abatements granted to the other tenants have been terminated. However, the long-term impact of this subleasing arrangement on the operations of the property remains uncertain at the present time. The joint venture may have to continue to make significant tenant improvements and grant further rental concessions in order to maintain a high occupancy level. Funding for such improvements, along with any operating cash flow deficits incurred during this period of restabilization for the shopping center, would be provided primarily by the Partnership. The Partnership funded cash flow deficits of approximately $9,000 for the Norman Crossing joint venture during the first six months of fiscal 1996. The Partnership has also been funding its share of the deficits at the Maplewood joint venture. While occupancy levels have been maintained in the mid-90% range at the Maplewood property, gross collections have declined over the past twelve months due to slightly deteriorating local market conditions. During the first quarter of fiscal 1996, the Partnership funded an additional $63,000 to the Maplewood joint venture to cover its share of the venture's annual debt service principal payment.

      As discussed further in the Partnership's Annual Report, despite achieving stabilized occupancy levels subsequent to the repairs of the construction defects at the Spinnaker Landing and Bay Club Apartments, the joint venture which owns the properties continues to operate at a cash flow deficit. Under the terms of the venture's loan modification, which was executed in March 1991, the lender agreed to loan to the joint venture 80% of the additional amounts necessary to complete the repair of the properties up to a maximum of $760,000. Advances through the completion of the repair work totalled approximately $617,000. The loan modification agreement also required the lender to defer all past due interest and all of the interest due through July 1, 1993, which was added to the loan principal. Additional amounts owed to the lender as a result of the deferred payments, including accrued interest, total in excess of $1 million. These additional amounts owed to the lender, while critical and necessary to the process of correcting the construction defects, have further subordinated the equity position of the Partnership in these investment properties. The current estimated market values of the two apartment complexes are below the amount of the outstanding debt obligations. During fiscal 1995, management evaluated a proposal from the mortgage lender to repay the outstanding debt at a significant discount. Such a plan would have required a sizable equity contribution by the Partnership. At the time, management had determined that the required additional investment of funds in the venture would not be economically prudent in light of the future appreciation potential of the properties. The loans secured by Spinnaker Landing and Bay Club are scheduled to mature in December 1996. The Partnership has been notified that the first mortgage lender and the related loans were purchased by another financial institution during the quarter ended March 31, 1996. Upon establishment of a relationship with the new lender, the Partnership will continue to attempt to negotiate a repayment of the existing loans at a large enough discount to secure new first mortgage financing without a significant equity contribution from the Partnership. Without a significant discount from the lender, an economically viable workout transaction cannot be structured. Under such circumstances, the lender may choose to foreclose on the properties. Management continues to examine alternative value creation scenarios, however, there are no assurances that the Partnership will realize any future proceeds from the ultimate disposition of its interests in these two properties.

      Repairs to the construction defects at the Meadows in the Park Apartments in Birmingham, Alabama, continued during the current quarter using the proceeds of the insurance settlement which were escrowed with the venture's new mortgage lender. As previously reported, the loan will be fully recourse to the joint venture and to the partners of the joint venture until the repairs are completed, at which time the entire obligation will become non-recourse. As of March 31, 1996, approximately $365,000 remains in escrow for future repairs. Such funds are expected to be sufficient to complete the repair work. All of the repair work is expected to be completed by the end of fiscal 1996. The average occupancy level at the Meadows property increased to 83% for the quarter ended March 31, 1996 from 81% for the previous quarter. However, due to the ongoing construction activities related to the repair work, which have resulted in apartment units being taken out of service while the repair work is performed, occupancy at the Meadows has averaged less than the market's average occupancy level of 92% to 95%. The overall Birmingham, Alabama market remains strong, and the occupancy level at the Meadows is expected to increase back to stabilized levels as repairs to the property are completed. As stated above, the Meadows in the Park Apartments is the only one of the Partnership's investments which would appear to have any significant value above the related mortgage loan obligations based on current estimated market values. Assuming that the overall market for multi-family apartment properties remains strong in the near term, the Meadows joint venture may have a favorable opportunity to sell the operating investment property subsequent to the completion of the repair work discussed above. While there are no assurances that a sale transaction will be completed, if the Partnership were to sell its investment in the Meadows property, management would have to determine whether to distribute all of the net proceeds from such a transaction to the Limited Partners or to withhold all or a portion of such proceeds for potential reinvestment in the remaining investment properties as part of a plan to create value for the Partnership's remaining investment positions. Under such circumstances, management would base its decisions on an assessment of the expected overall returns to the Limited Partners. Management is currently in the process of identifying and evaluating alternative operating plans for the Partnership in light of the pending resolution of the Newport Beach Marriott default situation, the impending maturity of the debt secured by Spinnaker Landing and Bay Club, the potential future sale of the Meadows property and the status of the Partnership's existing cash reserves.

      At March 31, 1996, the Partnership had available cash and cash equivalents of $1,138,000. Approximately $622,000 of such cash is held at the wholly-owned Newport Beach Marriott Suites Hotel and is designated for use to pay hotel operating expenses and required debt service. The balance of such cash and cash equivalents will be utilized as needed for Partnership requirements such as the payment of operating expenses and the funding of joint venture capital improvements, operating deficits or refinancing expenses. In addition, the Partnership had a cash reserve of approximately $734,000 as of March 31, 1996, which is held by Marriott Corporation and is available exclusively for repairs and replacements related to the Newport Beach Marriott Suites Hotel. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's income-producing investment properties and proceeds received from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on a short-term basis. As discussed further above, management is currently evaluating alternative operating strategies to address the Partnership's long-term liquidity needs.

Results of Operations
Three Months Ended March 31, 1996

      The Partnership had a net loss of $737,000 for the three months ended March 31, 1996, as compared to a net loss of $665,000 for the same period in the prior year. The primary reason for this increase in net loss is an increase in the Partnership's share of ventures' losses. The Partnership's share of ventures' losses increased by $236,000 for the current three-month period. This increase is primarily attributable to a special allocation of net loss of the Meadows joint venture to the Partnership's co-venture partner in accordance with the terms of the joint venture agreement in the prior year. In addition, the Partnership accelerated the amortization of its excess basis in the joint venture investments during the current period as a result of the overall Partnership outlook. Such adjustment resulted in an increase in the amortization of the Partnership's excess basis by $57,000 for the current three-month period. Net loss also increased at Norman Crossing due primarily to a decrease in tenant reimbursement income.

      The increase in the Partnership's share of ventures' losses was partially offset by a decrease in the Partnership's operating loss of $164,000. Operating loss decreased due to an increase in Hotel revenues of $282,000, which was the result of an increase in average occupancy and rental rates over the same period in the prior year. The Hotel averaged 85% occupancy with an average daily room rate of $97.51 for the current quarter, as compared to an occupancy level of 78% and an average room rate of $90.44 during the same period in the prior year.


Six Months Ended March 31, 1996

      The Partnership had a net loss of $1,918,000 for the six months ended March 31, 1996, as compared to a net loss of $1,645,000 for the same period in the prior year. The primary reason for this increase in net loss is an increase in the Partnership's operating loss of $175,000. The increase in operating loss is mainly due to an increase in interest expense of $617,000, which is the result of default interest being accrued on the outstanding mortgage loan and accrual loan facility secured by the Newport Beach Marriott Suites Hotel, as discussed further above. In addition, the average outstanding balance of the floating rate Hotel loan facility was higher than during the same period in the prior year. The increase in interest expense was partially offset by an increase in Hotel revenues of $584,000, which was the result of an increase in average occupancy and rental rates over the same period in the prior year.

      In addition, the Partnership's share of ventures' losses increased by $98,000 for the six months ended March 31, 1996, as compared to the same period in the prior year. The primary reason for this increase is that the Partnership accelerated the amortization of its excess basis in the joint venture investments during the current period as a result of the overall Partnership outlook. Such adjustment resulted in an increase in the amortization of the Partnership's excess basis by $57,000 for the current six-month period. Operating losses also increased at the Bay Club and Spinnaker Landing Apartments and at the Norman Crossing Shopping Center. The operating loss increased at the Bay Club and Spinnaker Landing Apartments primarily due to an increase in interest expense due to the addition of unpaid interest to the principal of the outstanding promissory notes. The operating loss increased at Norman Crossing primarily due to a decrease in tenant reimbursement income and an increase in real estate tax expense.

                                     PART II
                                Other Information



Item 1. Legal Proceedings

     As previously disclosed, Eighth Income Properties, Inc. and PA1986, the General Partners of the Partnership, were named as defendants in a class action lawsuit against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates relating to PaineWebber's sale of 70 direct investment offerings, including the offering of interests in the Partnership. In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and a plan of allocation which the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to unitholders in PaineWebber Income Properties Eight Limited Partnership. Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with this litigation. At the present time, the General Partners cannot estimate the impact, if any, of this matter on the Partnership's financial statements, taken as a whole.

     In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages. The eventual outcome of this litigation and the potential impact, if any, on the Partnership's unitholders cannot be determined at the present time.

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


Dated:  May 12, 1996