Form 10-Q
period 1996-06-30
PAINEWEBBER INCOME PROPERTIES EIGHT LTD PARTNERSHIP
filed 1996-08-15
CIK 792888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED  JUNE 30, 1996

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

           PAINEWEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                June 30, 1996 and September 30, 1995 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                  June 30       September 30

Operating investment property:
   Land                                           $       -       $  5,488
   Buildings, equipment and improvements                  -         24,245
                                                          -         29,733
   Less accumulated depreciation                          -         (9,733)
                                                          -         20,000

Assets of operating investment property
 subject to foreclosure                              21,182              -
Investments in joint ventures, at equity                  -            412
Cash and cash equivalents                               459          1,362
Cash reserved for capital expenditures                    -            618
Accounts receivable                                       3            240
Due from Marriott Corporation                             -            680
Inventories                                               -            124
Other assets                                              -             50
Deferred expenses, net                                    2            137
                                                   --------       --------
                                                   $ 21,646       $ 23,623
                                                   ========       ========

                        LIABILITIES AND PARTNERS' DEFICIT

Accounts payable and accrued expenses             $      33      $     182
Accounts payable - affiliates                             2              2
Accrued interest payable                                  -          1,242
Liabilities of operating investment property
  subject to foreclosure                             44,579              -
Equity in losses of joint ventures in excess
  of investments                                        115              -
Loan payable to Marriott Corporation                      -          6,328
Mortgage debt payable                                     -         36,060
Partners' deficit                                   (23,083)       (20,191)
                                                   --------       --------
                                                   $ 21,646       $ 23,623
                                                   ========       ========

                  STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
     For the nine months ended June 30, 1996 and 1995 (Unaudited)
                                 (In thousands)
                                                   General           Limited
                                                   Partners          Partners

Balance at September 30, 1994                      $ (495)         $ (10,162)
Net loss                                              (32)           (3,012)
                                                  --------          --------
Balance at June 30, 1995                           $ (527)          $(13,174)
                                                   ========         ========

Balance at September 30, 1995                      $ (595)          $(19,596)
Net loss                                              (30)           (2,862)
                                                  --------          --------
Balance at June 30, 1996                           $ (625)          $(22,458)
                                                   ========         ========


                             See accompanying notes.

           PAINEWEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
     For the three and nine months ended June 30, 1996 and 1995
                     (Unaudited) (In thousands, except per Unit data)

                                      Three Months Ended     Nine  Months Ended
                                          June 30,               June 30,
                                    1996        1995          1996      1995

Revenues:
   Hotel revenues                 $ 2,185     $ 1,973      $ 6,402    $ 5,607
   Interest and other income           14          28           51        116
                                   ------     -------      -------    -------
                                    2,199       2,001        6,453      5,723
Expenses:
   Hotel operating expenses         1,606       1,436        4,471      4,235
   Interest expense                 1,068       1,369        3,371      3,055
   Depreciation and amortization      224         241          673        722
   General and administrative          66         159          225        262
                                   ------     -------      -------    -------
                                    2,964       3,205        8,740      8,274

Operating loss                       (765)     (1,204)      (2,287)    (2,551)

Partnership's share of
   ventures' losses                  (209)       (195)        (605)      (493)
                                   ------     -------      -------    -------

Net loss                           $ (974)   $ (1,399)    $ (2,892)   $(3,044)
                                   ======    ========     ========    =======

Net loss per 1,000 Limited
  Partnership Units                $(27.11)   $(38.95)     $(80.49)   $(84.74)
                                   =======    =======      =======    =======

   The above net loss per 1,000 Limited Partnership Units is based upon the 35,548,976 Limited Partnership Units outstanding during each period.




                             See accompanying notes.

            PAINEWEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP

                           STATEMENTS  OF CASH FLOWS
     For the nine months ended June 30, 1996 and 1995 (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                                        1996           1995

Cash flows from operating activities:
   Net loss                                          $(2,892)         $(3,044)
   Adjustments to reconcile net loss
     to net cash used in operating activities:
     Interest expense on loan payable
      to Marriott Corporation                            490              444
     Partnership's share of ventures' losses             605              493
     Depreciation and amortization                       673              722
     Amortization of deferred gain on
      forgiveness of debt                                  -             (323)
     Changes in assets and liabilities:
      Hotel cash subject to foreclosure                 (429)               -
      Accounts receivable                               (104)             (72)
      Due to/from Marriott Corporation                   517             (140)
      Inventories                                         12               15
      Other assets                                       (12)              (3)
      Accounts payable and accrued expenses               11             (250)
      Accrued interest payable                           299              581
                                                       -----           ------
        Total adjustments                              2,062            1,467
                                                       -----           ------
        Net cash used in operating activities           (830)          (1,577)
                                                       -----           ------

Cash flows from investing activities:
   Distributions from joint ventures                       -              220
   Additional investments in joint ventures              (78)            (151)
   Additions to operating investment property            (77)            (183)
   Net withdrawals from capital expenditure reserve       82              205
                                                       -----           ------
        Net cash (used in) provided by
        investing activities                             (73)              91
                                                      -----           ------

Cash flows from financing activities:
   Proceeds from issuance of notes payable                 -            1,147
                                                       -----           ------

Net decrease in cash and cash equivalents               (903)            (339)

Cash and cash equivalents, beginning of period         1,362            1,496
                                                      -----           ------

Cash and cash equivalents, end of period            $    459           $1,157
                                                    ========          =======

Cash paid during the period for interest             $ 2,582           $2,354
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

2. Related Party Transactions

   Included in general and administrative expenses for nine months ended June 30, 1996 and 1995 is $71,000 and $69,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

   Also included in general and administrative expenses for each of the nine months ended June 30, 1996 and 1995 is $2,000 of fees paid to Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

3. Operating Investment Property

   As of June 30, 1996, the Partnership directly owned one operating investment property, the Newport Beach Marriott Suites Hotel. The Partnership acquired a 100% interest in the Marriott Suites Hotel located in Newport Beach, California from the Marriott Corporation on August 10, 1988. The Hotel consists of 254 two-room suites encompassing 201,606 square feet located on approximately 4.8 acres of land. It is managed by Marriott and its affiliates. As discussed further in the Annual Report, the Hotel has experienced substantial recurring losses after debt service. During fiscal 1995, the Partnership reached the limit on the debt service deferrals imposed by the fiscal 1993 loan modification agreement and became in default under the mortgage loan agreement (see Note 5). During the third quarter of fiscal 1996, the Partnership received a notice of default from the mortgage lender, and subsequent to the end of the third quarter of fiscal 1996 the Partnership received notice of a foreclosure sale scheduled for August 7, 1995. On this date, subsequent to the quarter-end, title to the Newport Beach Marriott Suites Hotel was transferred to the mortgage lender pursuant to these foreclosure proceedings. As a result, the Partnership no longer has any ownership interest in the Newport Beach Marriott Suites Hotel.

   As a result of the subsequent foreclosure of the operating investment property, the following assets and liabilities, which were transferred to the lender or otherwise disposed of upon foreclosure, have been aggregated and separately classified on the accompanying balance sheet as of June 30, 1996 (in thousands):

         Assets:
            Operating investment property, net             $19,422
            Cash                                               429
            Escrow reserve for repairs and replacements        536
            Accounts receivable                                341
            Due from Marriott Corporation                      163
            Inventories                                        112
            Prepaid expenses and other assets                   62
            Deferred expenses, net                             117
                                                           -------
              Assets of operating investment property
                  subject to foreclosure                   $21,182
                                                           =======

         Liabilities:
            Accounts payable and accrued expenses         $    160
            Accrued interest payable                         1,541
            Operating note and accrued interest
              payable to Marriott Corporation                6,818
            Mortgage note payable in default                36,060
                                                          --------
              Liabilities of operating investment property
                 subject to foreclosure                    $44,579
                                                           =======

   The Partnership will recognize an extraordinary gain of approximately $23 million in fiscal 1996 to reflect the foreclosure of the Hotel property. The extraordinary gain will equal the amount by which the carrying value of the Hotel's debt obligations, including deferred and default interest, exceeded the estimated fair value of the property at the time of the foreclosure. As discussed further in the Partnership's Annual Report for the year ended September 30, 1995, the Partnership elected early application of SFAS 121 effective for fiscal 1995. The effect of such application was the recognition of an impairment loss on the wholly-owned Hotel property. The impairment loss resulted because, in management's judgment, the default status of the mortgage loan secured by the property, combined with the lack of near-term prospects for sufficient future improvement in market conditions in the Orange County market in which the property is located, were not expected to enable the Partnership to recover the adjusted cost basis of the property. The Partnership recognized an impairment loss of $6,369,000 to write down the operating investment property to its estimated fair value of $20,000,000 as of September 30, 1995. Fair value was estimated using an independent appraisal of the operating property.

   The following is a summary of Hotel revenues and operating expenses for the three and nine months ended June 30, 1996 and 1995 (in thousands):

                                    Three Months Ended      Nine   Months Ended
                                          June 30,               June 30,
                                      1996      1995          1996      1995
                                      ----      ----          ----      ----
   Revenues:
     Guest rooms                    $1,674     $1,513       $4,906     $4,230
     Food and beverage                 405        366        1,177      1,094
     Other revenue                     106         94          319        283
                                      ----      ----          ----      ----
                                    $2,185     $1,973       $6,402     $5,607
                                    ======     ======       ======     ======

   Operating expenses:
     Guest rooms                  $    442    $   416       $1,302     $1,197
     Food and beverage                 247        210          938        920
     Other operating expenses          748        641        1,738      1,653
     Management fees                    44         40          128        110
     Selling, general and
       administratio                    37         37          106        103
     Real estate taxes                  88         92          259        252
                                      ----      ----          ----      ----
                                    $1,606     $1,436       $4,471     $4,235
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

   Summarized operations of the four joint ventures for the three and nine months ended June 30, 1996 and 1995 are as follows:

                   Condensed  Combined  Summary of Operations
     For the three and nine months ended June 30, 1996 and 1995
                                 (in thousands)

                                      Three Months Ended    Nine Months Ended
                                           June 30,             June 30,
                                     1996      1995         1996        1995
                                     ----      ----         ----       -----

   Rental revenues               $    967    $  905        $2,821      $2,760
   Other income                        33        32            75         126
                                   ------    ------        ------      ------
                                    1,000       937         2,896       2,886

   Property operating expenses        625       509         1,727       1,539
   Interest expense                   376       405         1,143       1,214
   Depreciation and amortization      214       270           670         752
                                   ------    ------        ------      ------
                                    1,215     1,184         3,540       3,505
                                  ------    ------        ------      ------
   Net loss                      $  (215)  $  (247)    $    (644)   $   (619)
                                 =======    ======      ========      =======

   Net loss:
     Partnership's share of
        combined income (loss)   $  (177)  $  (192)   $     (510)    $  (484)
     Co-venturers' share of
         combined income (loss)      (38)      (55)         (134)       (135)
                                  ------    ------        ------      ------
                                 $  (215)  $  (247)    $    (644)    $  (619)
                                 =======    ======      ========      =======

             Reconciliation of Partnership's Share of Operations

   Partnership's share of combined
     loss, as shown above          $ (177)  $  (192)    $    (510)    $  (484)
   Amortization of excess basis       (32)        (3)         (95)         (9)
                                   ------    ------        ------      ------
   Partnership's share of
     ventures' losses              $ (209)  $  (195)    $    (605)    $  (493)
                                   =======    ======      ========      =======

5. Mortgage Notes Payable in Default

   Mortgage notes payable at June 30, 1996 and September 30, 1995 consist of the following (in thousands):

                                                   June 30       September 30

     Permanent  mortgage loan secured by
the Marriott Suites Hotel-Newport Beach,
bearing  interest  at  10.09%  per annum
from  disbursement  through  August  10,
1992.  Interest  accrues  at  9.59%  per
annum  from  August  11,  1992   through
August 10,  1995 and at a variable  rate
of  adjusted  LIBOR  (5.48% and 5.91% at
June 30, 1996 and  September  30,  1995,
respectively), as defined, plus 2.5% per
annum  from   August   11,   1995  until
maturity. On August 11, 1996 the balance
of principal  together  with all accrued
but  unpaid  interest  thereon  shall be
due.    See     discussion     regarding
modification and default below.                   $ 32,060       $ 32,060

     Nonrecourse senior promissory notes
payable,  bearing interest at a variable
rate of adjusted  LIBOR (5.48% and 5.91%
at June 30, 1996 and September 30, 1995,
respectively),   as  defined,  plus  one
percent per annum.  Payments on the loan
are to be made from  available cash flow
of the  Newport  Beach  Marriott  Suites
Hotel  (see  discussion  below).                    4,000          4,000
                                                  -------        -------
                                                 $ 36,060       $ 36,060
                                                 ========        =======

As discussed in the Annual Report, the Partnership was in default under the terms of the Newport Beach Marriott loan agreement from the second quarter of fiscal 1991 through the first quarter of fiscal 1993. On January 25, 1993, the Managing General Partner and the lender finalized an agreement on a modification of the first mortgage loan secured by the Hotel which was retroactive to August 11, 1992. Per the terms of the modification, the maturity date of the loan was extended one year to August 11, 1996. The new loan amount of $32,060,518 was comprised of the original principal of $29,400,000 plus $2,660,518 of unpaid interest and fees. As part of the modification agreement, the Partnership agreed to make additional debt service contributions to the lender of $400,000, of which $50,000 was paid at the closing of the modification and the balance was to be contributed $100,000 per year, payable on a monthly basis in arrears for forty-two months.

An additional loan facility from the existing lender of up to $4,000,000 was available to be used to pay expected debt service shortfalls after August 11, 1992. Interest on the new loan facility was payable currently to the extent of available cash flow from Hotel operations. Interest deferred due to the lack of available cash flow could be added to the principal balance of the new loan until the loan balance reached the $4,000,000 limitation. As of March 31, 1995, the Partnership had exhausted the entire $4,000,000 of this additional loan facility. On April 11, 1995, the Partnership received a default notice from the lender. Under the terms of the loan agreement, as of April 25, 1995 additional default interest accrued at a rate of 4% per annum on the loan amount of $32,060,518 and the additional loan facility of $4,000,000. At June 30, 1996, approximately $1,541,000 of accrued interest on the mortgage loan and the additional loan facility remained unpaid. The Partnership continued to remit the net cash flow produced by the Hotel to the lender. However, subsequent to the date of the default, the Partnership suspended the monthly supplemental payments referred to above. On February 19, 1996, the first mortgage loan on the property was purchased by a new lender, and the Partnership subsequently received formal notice of default from this new lender. Subsequent to the end of the third quarter of fiscal year 1996, the Partnership received a notice of a foreclosure sale scheduled for August 7, 1996. On this date, subsequent to the quarter-end, title to the Hotel was transferred to the mortgage lender pursuant to these foreclosure proceedings. Given the significant deficiency which existed between the estimated fair value of the Hotel and the outstanding indebtedness, management believed that it would not be prudent to use any of the Partnership's capital resources to cure the default or contest the foreclosure action without substantial modifications to the loan terms which would afford the Partnership the opportunity to recover such additional investments plus a portion of its original investment in the Hotel.

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

6. Contingencies

The Partnership is involved in certain legal actions. At the present time, the Managing General Partner is unable to determine what impact, if any, the resolution of these matters may have on the Partnership's financial statements, taken as a whole.

           PAINEWEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

     As previously reported, the Partnership had been in default under the modified terms of the mortgage loan secured by the Newport Beach Marriott Suites Hotel since March of 1995, upon reaching the $4,000,000 maximum threshold for additional debt service shortfall advances. On April 11, 1995, the Partnership received a default notice from the lender. Under the terms of the loan agreement, as of April 25, 1995 additional default interest accrued at a rate of 4% per annum on the loan amount of $32,060,518 and the additional loan facility of $4,000,000. On February 19, 1996, the first mortgage loan secured by the Newport Beach Marriott Suites Hotel was purchased by a new lender, and the Partnership subsequently received formal notice of default from this new lender. Subsequent to the end of the third quarter of fiscal 1996, the Partnership received a notice of a foreclosure sale scheduled for August 7, 1996. On this date, subsequent to the quarter-end, title to the Newport Beach Marriott Suites Hotel was transferred to the mortgage lender pursuant to these foreclosure proceedings. As a result, the Partnership no longer has any ownership interest in the Hotel. Despite an improvement in the Hotel's operating results over the last year, the estimated value of the Hotel property remained substantially less than the obligation to the mortgage lender. Given the significant deficiency which existed between the estimated fair value of the Hotel and the outstanding debt obligation payable to the mortgage lender, management believed that it would not be prudent to use any of the Partnership's capital resources to cure the default or contest the foreclosure without substantial modifications to the loan terms which would afford the Partnership the opportunity to recover such additional investments plus a portion of its original investment in the Hotel.

      In light of the circumstances facing the Newport Beach Marriott Hotel, as of September 30, 1995, management had reviewed the carrying value of the Hotel for potential impairment in fiscal 1995. In conjunction with such review, the Partnership elected early application of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). In accordance with SFAS 121, an impairment loss with respect to an operating investment property is recognized when the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value, where fair value is defined as the amount at which the asset could be bought or sold in a current transaction between willing parties, that is other than a forced or liquidation sale. In conjunction with the application of SFAS 121, the Partnership recognized an impairment loss of $6,369,000 to write down the Newport Beach Marriott property to its estimated fair value of $20,000,000 as of September 30, 1995. Fair value was estimated using an independent appraisal of the operating property. The impairment loss resulted because, in management's judgment, the default status of the mortgage loan secured by the property discussed above, combined with the lack of near-term prospects for sufficient future improvement in market conditions in the Orange County market in which the property is located, were not expected to enable the Partnership to recover the adjusted cost basis of the property. Because the net carrying value of the Hotel is below the balance of the nonrecourse debt obligation secured by the property as of June 30, 1996, the Partnership will recognize a sizable gain, which will be recorded in the fourth quarter of fiscal 1996, for both book and tax purposes upon the foreclosure of the operating property and settlement of the debt obligation.

      The loss of the Atlanta Marriott Suites to foreclosure in fiscal 1992 and the loss of the Newport Beach Marriott Suites to foreclosure in fiscal 1996, mean that the Partnership will be unable to return any meaningful portion of the original invested capital to the Limited Partners. The two hotel investments represented 63% of the Partnership's original investment portfolio. The amount of capital which will be returned will depend upon the proceeds received from the disposition of the Partnership's other investments, which cannot presently be determined. The Partnership's other investments consist of four multi-family apartment complexes and one retail shopping center. Based on the current estimated market values of these investments, only the Partnership's interest in the Meadows in the Park Apartments has any significant value above the outstanding mortgage indebtedness secured by the properties. As discussed further in the Partnership's Annual Report, despite achieving stabilized occupancy levels subsequent to the repairs of the construction defects at the Spinnaker Landing and Bay Club Apartments, the joint venture which owns the properties continues to operate at a cash flow deficit. Under the terms of the venture's loan modification, which was executed in March 1991, the lender agreed to loan to the joint venture 80% of the additional amounts necessary to complete the repair of the properties up to a maximum of $760,000. Advances through the completion of the repair work totalled approximately $617,000. The loan modification agreement also required the lender to defer all past due interest and all of the interest due through July 1, 1993, which was added to the loan principal. Additional amounts owed to the lender as a result of the deferred payments, including accrued interest, total in excess of $1 million. These additional amounts owed to the lender, while critical and necessary to the process of correcting the construction defects, have further subordinated the equity position of the Partnership in these investment properties. The current estimated market values of the two apartment complexes are below the amount of the outstanding debt obligations which total approximately $6.1 million. During fiscal 1995, management evaluated a proposal from the mortgage lender to repay the outstanding debt at a significant discount. Such a plan would have required a sizable equity contribution by the Partnership. At the time, management had determined that the required additional investment of funds in the venture would not be economically prudent in light of the future appreciation potential of the properties.

     The loans secured by Spinnaker Landing and Bay Club are scheduled to mature in December 1996. During the third quarter of fiscal 1996, the Partnership was notified that the first mortgage lender and the related loans were purchased by another financial institution. The Partnership met with the new lender during the third quarter in an attempt to negotiate repayment of the existing loans at a large enough discount to result in an economically sound transaction for the Partnership. No significant progress toward an acceptable restructuring agreement was made during these negotiations. Furthermore, due to semi-annual real estate tax payments made during the third fiscal quarter, as well as the payment of ongoing operating expenses, the monthly cash flow available from the properties was insufficient to pay the minimum debt service required in May and June. A notice of default was issued by the mortgage lender subsequent to the end of the third fiscal quarter. As a result, it is expected that the Spinnaker Landing and Bay Club properties will be lost through a foreclosure action by the lender prior to loan maturity in December 1996.

      In October 1993, the sole anchor tenant of the Norman Crossing Shopping Center vacated the center to relocate its operations. This anchor tenant, which occupied 26,700 square feet of the property's 52,000 net leasable square feet, is still obligated under the terms of its lease which runs through the year 2007. To date, all rents due from this tenant have been collected. Nonetheless, the anchor tenant vacancy resulted in several tenants receiving rental abatements during fiscal 1995 and has had an adverse effect on the ability to lease other vacant shop space at the center, which had been 100% occupied prior to the anchor tenant's departure. The center was 86% occupied as of June 30, 1996. During the last quarter of fiscal 1995, the former anchor tenant reached an agreement to sub-lease its space to a new tenant. This new sublease tenant is a health club operator which occupies 19,000 square feet of the former anchor's space and will sublease the remaining 7,700 square feet. As a result of the new health club tenant opening for business in February 1996, the rental abatements granted to the other tenants have been terminated. However, the long-term impact of this subleasing arrangement on the operations of the property remains uncertain at the present time. The joint venture may have to continue to make significant tenant improvements and grant further rental concessions in order to maintain a high occupancy level. Funding for such improvements, along with any operating cash flow deficits incurred during this period of restabilization for the shopping center, would be provided primarily by the Partnership. The Partnership funded cash flow deficits of approximately $16,000 for the Norman Crossing joint venture during the first nine months of fiscal 1996. The Partnership has also been funding its share of the deficits at the Maplewood joint venture. During the first quarter of fiscal 1996, the Partnership funded an additional $63,000 to the Maplewood joint venture to cover its share of the venture's annual debt service principal payment.

     Repairs to the construction defects at the Meadows in the Park Apartments in Birmingham, Alabama, were completed during the current quarter using the proceeds of the insurance settlement which were escrowed with the venture's new mortgage lender. As previously reported, the loan was fully recourse to the joint venture and to the partners of the joint venture until the repairs were completed, at which time the entire obligation becomes non-recourse. The average occupancy level at the Meadows property increased to 96% for the quarter ended June 30, 1996 from 83% for the previous quarter. The dramatic increase in average occupancy is the result of the completion of structural repairs in May. As reported during the structural repair program, certain apartment units were out of service each month, which depressed average occupancy levels relative to those in the surrounding market area. With the completion of the construction at Meadows, average occupancy levels and rental rates now compare favorably to other apartment communities in its sub-market. As stated above, the Meadows in the Park Apartments is the only one of the Partnership's investments which would appear to have any significant value above the related mortgage loan obligations based on current estimated market values. Assuming that the overall market for multi-family apartment properties remains strong in the near term, the Meadows joint venture may have a favorable opportunity to sell the operating investment property subsequent to the completion of the repair work discussed above. Management is currently in the process of identifying and evaluating alternative operating plans for the Partnership in light of the foreclosure of the Newport Beach Marriott, the impending foreclosure of the Spinnaker Landing and Bay Club properties, the potential future sale of the Meadows property and the status of the Partnership's existing cash reserves.

      At June 30, 1996, the Partnership had available cash and cash equivalents of $458,000. Such cash and cash equivalents will be utilized as needed for Partnership requirements such as the payment of operating expenses and the funding of joint venture capital improvements, operating deficits or refinancing expenses. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's income-producing investment properties and proceeds received from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on a short-term basis. As discussed further above, management is currently evaluating alternative operating strategies to address the Partnership's long-term liquidity needs.

Results of Operations
Three Months Ended June 30, 1996

      The Partnership had a net loss of $974,000 for the three months ended June 30, 1996, as compared to a net loss of $1,399,000 for the same period in the prior year. The primary reason for this decrease in net loss for the third quarter of fiscal 1996 is a decrease in the Partnership's operating loss of $439,000. The Partnership's operating loss decreased mainly due to a decrease in interest expense of $301,000 and an increase in Hotel revenues of $212,000. Interest expense decreased primarily due to a decrease in the interest rate on the mortgage loan secured by the Newport Beach Marriott Suites Hotel from a fixed interest rate during the prior period to a lower floating interest rate during the current period. In addition, the interest rate on the accrual loan facility secured by the Hotel bore a lower floating interest rate during the current period. Hotel revenues increased due to an increase in average occupancy and rental rates over the same period in the prior year. The Hotel average 82% occupancy with an average daily room rate of $97.01 for the current quarter, as compared to an occupancy level of 80% and an average room rate of $89.63 during the same period in the prior year. The decrease in interest expense and increase in Hotel revenues was partially offset by an increase in Hotel operating expenses of $170,000. Hotel operating expenses increased primarily due to an increase in repairs and maintenance expenses.

      In addition, the Partnership's share of ventures' losses increased by $14,000 for the three months ended June 30, 1996, as compared to the same period in the prior year. The primary reason for this increase is that the Partnership accelerated the amortization of its excess basis in the joint venture investments during the current period as a result of the overall Partnership outlook. Such adjustment resulted in an increase in the amortization of the Partnership's excess basis by $29,000 for the current three-month period. The Partnership's share of ventures' losses prior to the amortization of excess basis decreased by $15,000 primarily due to a decrease in the operating loss of the venture which owns the Norman Crossing Shopping Center. Operating loss at the Norman Crossing joint venture decreased primarily due to a decrease in depreciation expense.

Nine Months Ended June 30, 1996

      The Partnership had a net loss of $2,892,000 for the nine months ended June 30, 1996, as compared to a net loss of $3,044,000 for the same period in the prior year. The primary reason for this decrease in net loss is a decrease in the Partnership's operating loss of $264,000. The decrease in operating loss is mainly due to an increase in Hotel revenues of $795,000, which was the result of an increase in average occupancy and rental rates over the same period in the prior year. The increase in Hotel revenues was offset by an increase in interest expense of $316,000, which is the result of default interest being accrued on the outstanding mortgage loan and accrual loan facility secured by the Newport Beach Marriott Suites Hotel, as discussed further above. In addition, the average outstanding balance of the floating rate Hotel loan facility was higher than during the same period in the prior year. Hotel operating expenses increased by $236,000 mainly due to an increase in repairs and maintenance and also offset the increase in Hotel revenues for the current nine-month period.

      In addition, the Partnership's share of ventures' losses increased by $112,000 for the nine months ended June 30, 1996, as compared to the same period in the prior year. The primary reason for this increase is that the Partnership accelerated the amortization of its excess basis in the joint venture investments during the current period as a result of the overall Partnership outlook. Such adjustment resulted in an increase in the amortization of the Partnership's excess basis by $86,000 for the current nine-month period. Operating losses also increased at the Bay Club and Spinnaker Landing Apartments and at the Norman Crossing Shopping Center. The net loss of the Bay Club and Spinnaker Landing Apartments joint venture increased primarily due to an increase in interest expense due to the addition of unpaid interest to the principal balance of the outstanding mortgage indebtedness and an increase in depreciation expense. The net loss of Norman Crossing joint venture increased primarily due to a decrease in tenant reimbursement income and an increase in property operating expenses.

                                     PART II
                                Other Information

Item 1. Legal Proceedings

      As discussed in the prior quarterly and annual reports, in November 1994 a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of 70 limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Eighth Income Properties, Inc. and Properties Associates 1986, L.P. ("PA1986"), which are General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement has been scheduled for October 25, 1996.

     The status of the other litigation involving the Partnership and its General Partners remains unchanged from the description provided in the Partnership's Quarterly Report on Form 10-Q for the period ended March 31, 1996.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation discussed above. At the present time, the Managing General Partner cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

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


Dated:  August 13, 1996