Form 10-Q/A
period 1996-06-30
PAINEWEBBER INCOME PROPERTIES EIGHT LTD PARTNERSHIP
filed 1996-08-15
CIK 792888

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
                                 (In thousands)

                                     ASSETS
                                                  June 30       September 30
                                                  --------      ------------

Operating investment property:
   Land                                           $       -       $  5,488
   Buildings, equipment and improvements                  -         24,245
                                                          -         29,733
   Less accumulated depreciation                          -         (9,733)
                                                   --------       --------
                                                          -         20,000

Assets of operating investment property
 subject to foreclosure                              21,182              -
Investments in joint ventures, at equity                  -            412
Cash and cash equivalents                               459          1,362
Cash reserved for capital expenditures                    -            618
Accounts receivable                                       3            240
Due from Marriott Corporation                             -            680
Inventories                                               -            124
Other assets                                              -             50
Deferred expenses, net                                    2            137
                                                   --------       --------
                                                   $ 21,646       $ 23,623
                                                   ========       ========

                        LIABILITIES AND PARTNERS' DEFICIT

Accounts payable and accrued expenses             $      33      $     182
Accounts payable - affiliates                             2              2
Accrued interest payable                                  -          1,242
Liabilities of operating investment property
  subject to foreclosure                             44,579              -
Equity in losses of joint ventures in excess
  of investments                                        115              -
Loan payable to Marriott Corporation                      -          6,328
Mortgage debt payable                                     -         36,060
Partners' deficit                                   (23,083)       (20,191)
                                                   --------       --------
                                                   $ 21,646       $ 23,623
                                                   ========       ========

                  STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
     For the nine months ended June 30, 1996 and 1995 (Unaudited)
                                 (In thousands)
                                                   General           Limited
                                                   Partners          Partners
                                                   --------          --------

Balance at September 30, 1994                      $ (495)         $ (10,162)
Net loss                                              (32)           (3,012)
                                                  --------          --------
Balance at June 30, 1995                           $ (527)          $(13,174)
                                                   ========         ========

Balance at September 30, 1995                      $ (595)          $(19,596)
Net loss                                              (30)           (2,862)
                                                  --------          --------
Balance at June 30, 1996                           $ (625)          $(22,458)
                                                   ========         ========


                             See accompanying notes.

           PAINEWEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
     For the three and nine months ended June 30, 1996 and 1995
                     (Unaudited) (In thousands, except per Unit data)

                                    Three Months Ended     Nine  Months Ended
                                          June 30,               June 30,
                                     -----------------     ------------------
                                    1996        1995          1996      1995
                                    ----        ----          ----      ----

Revenues:
   Hotel revenues                 $ 2,185     $ 1,973      $ 6,402    $ 5,607
   Interest and other income           14          28           51        116
                                   ------     -------      -------    -------
                                    2,199       2,001        6,453      5,723
Expenses:
   Hotel operating expenses         1,606       1,436        4,471      4,235
   Interest expense                 1,068       1,369        3,371      3,055
   Depreciation and amortization      224         241          673        722
   General and administrative          66         159          225        262
                                   ------     -------      -------    -------
                                    2,964       3,205        8,740      8,274

Operating loss                       (765)     (1,204)      (2,287)    (2,551)

Partnership's share of
   ventures' losses                  (209)       (195)        (605)      (493)
                                   ------     -------      -------    -------

Net loss                           $ (974)   $ (1,399)    $ (2,892)   $(3,044)
                                   ======    ========     ========    =======

Net loss per 1,000 Limited
  Partnership Units                $(27.11)   $(38.95)     $(80.49)   $(84.74)
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

3. Operating Investment Property

   As of June 30, 1996, the Partnership directly owned one operating investment property, the Newport Beach Marriott Suites Hotel. The Partnership acquired a 100% interest in the Marriott Suites Hotel located in Newport Beach, California from the Marriott Corporation on August 10, 1988. The Hotel consists of 254 two-room suites encompassing 201,606 square feet located on approximately 4.8 acres of land. It is managed by Marriott and its affiliates. As discussed further in the Annual Report, the Hotel has experienced substantial recurring losses after debt service. During fiscal 1995, the Partnership reached the limit on the debt service deferrals imposed by the fiscal 1993 loan modification agreement and became in default under the mortgage loan agreement (see Note 5). During the third quarter of fiscal 1995, the Partnership received a notice of default from the mortgage lender, and subsequent to the end of the third quarter of fiscal 1996, the Partnership received notice of a foreclosure sale scheduled for August 7, 1996. On this date, subsequent to the quarter-end, title to the Newport Beach Marriott Suites Hotel was transferred to the mortgage lender pursuant to these foreclosure proceedings. As a result, the Partnership no longer has any ownership interest in the Newport Beach Marriott Suites Hotel.

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

   The following is a summary of Hotel revenues and operating expenses for the three and nine months ended June 30, 1996 and 1995 (in thousands):

                                    Three Months Ended      Nine   Months Ended
                                          June 30,               June 30,
                                    ------------------      ------------------
                                      1996      1995          1996      1995
                                      ----      ----          ----      ----
   Revenues:
     Guest rooms                    $1,674     $1,513       $4,906     $4,230
     Food and beverage                 405        366        1,177      1,094
     Other revenue                     106         94          319        283
                                      ----      ----          ----      ----
                                    $2,185     $1,973       $6,402     $5,607
                                    ======     ======       ======     ======

   Operating expenses:
     Guest rooms                  $    442    $   416       $1,302     $1,197
     Food and beverage                 247        210          938        920
     Other operating expenses          748        641        1,738      1,653
     Management fees                    44         40          128        110
     Selling, general and
       administratio                    37         37          106        103
     Real estate taxes                  88         92          259        252
                                      ----      ----          ----      ----
                                    $1,606     $1,436       $4,471     $4,235
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

   Summarized operations of the four joint ventures for the three and nine months ended June 30, 1996 and 1995 are as follows:

                   Condensed  Combined  Summary of Operations
     For the three and nine months ended June 30, 1996 and 1995
                                 (in thousands)

                                      Three Months Ended    Nine Months Ended
                                           June 30,             June 30,
                                    --------------------    ------------------
                                     1996      1995         1996        1995
                                     ----      ----         ----       -----

   Rental revenues               $    967    $  905        $2,821      $2,760
   Other income                        33        32            75         126
                                   ------    ------        ------      ------
                                    1,000       937         2,896       2,886

   Property operating expenses        625       509         1,727       1,539
   Interest expense                   376       405         1,143       1,214
   Depreciation and amortization      214       270           670         752
                                   ------    ------        ------      ------
                                    1,215     1,184         3,540       3,505
                                  ------    ------        ------      ------
   Net loss                      $  (215)  $  (247)    $    (644)   $   (619)
                                 =======    ======      ========      =======

   Net loss:
     Partnership's share of
        combined income (loss)   $  (177)  $  (192)   $     (510)    $  (484)
     Co-venturers' share of
         combined income (loss)      (38)      (55)         (134)       (135)
                                  ------    ------        ------      ------
                                 $  (215)  $  (247)    $    (644)    $  (619)
                                 =======    ======      ========      =======

             Reconciliation of Partnership's Share of Operations

   Partnership's share of combined
     loss, as shown above          $ (177)  $  (192)    $    (510)    $  (484)
   Amortization of excess basis       (32)        (3)         (95)         (9)
                                   ------    ------        ------      ------
   Partnership's share of
     ventures' losses              $ (209)  $  (195)    $    (605)    $  (493)
                                   =======    ======      ========      =======

5. Mortgage Notes Payable in Default

   Mortgage notes payable at June 30, 1996 and September 30, 1995 consist of the following (in thousands):

                                                   June 30       September 30
                                                   -------       -----------

     Permanent  mortgage loan secured by
the Marriott Suites Hotel-Newport Beach,
bearing  interest  at  10.09%  per annum
from  disbursement  through  August  10,
1992.  Interest  accrues  at  9.59%  per
annum  from  August  11,  1992   through
August 10,  1995 and at a variable  rate
of  adjusted  LIBOR  (5.48% and 5.91% at
June 30, 1996 and  September  30,  1995,
respectively), as defined, plus 2.5% per
annum  from   August   11,   1995  until
maturity. On August 11, 1996 the balance
of principal  together  with all accrued
but  unpaid  interest  thereon  shall be
due.    See     discussion     regarding
modification and default below.                   $ 32,060       $ 32,060

     Nonrecourse senior promissory notes
payable,  bearing interest at a variable
rate of adjusted  LIBOR (5.48% and 5.91%
at June 30, 1996 and September 30, 1995,
respectively),   as  defined,  plus  one
percent per annum.  Payments on the loan
are to be made from  available cash flow
of the  Newport  Beach  Marriott  Suites
Hotel  (see  discussion  below).                    4,000          4,000
                                                  -------        -------
                                                 $ 36,060       $ 36,060
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

      In light of the circumstances facing the Newport Beach Marriott Hotel as of September 30, 1995, management had reviewed the carrying value of the Hotel for potential impairment in fiscal 1995. In conjunction with such review, the Partnership elected early application of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). In accordance with SFAS 121, an impairment loss with respect to an operating investment property is recognized when the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value, where fair value is defined as the amount at which the asset could be bought or sold in a current transaction between willing parties, that is other than a forced or liquidation sale. In conjunction with the application of SFAS 121, the Partnership recognized an impairment loss of $6,369,000 to write down the Newport Beach Marriott property to its estimated fair value of $20,000,000 as of September 30, 1995. Fair value was estimated using an independent appraisal of the operating property. The impairment loss resulted because, in management's judgment, the default status of the mortgage loan secured by the property discussed above, combined with the lack of near-term prospects for sufficient future improvement in market conditions in the Orange County market in which the property is located, were not expected to enable the Partnership to recover the adjusted cost basis of the property. Because the net carrying value of the Hotel is below the balance of the nonrecourse debt obligation secured by the property as of June 30, 1996, the Partnership will recognize a sizable gain, which will be recorded in the fourth quarter of fiscal 1996, for both book and tax purposes upon the foreclosure of the operating property and settlement of the debt obligation.

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

     The loans secured by Spinnaker Landing and Bay Club are scheduled to mature in December 1996. During the third quarter of fiscal 1996, the Partnership was notified that the first mortgage lender and the related loans were purchased by another financial institution. The Partnership met with the new lender during the third quarter in an attempt to negotiate repayment of the existing loans at a large enough discount to result in an economically sound transaction for the Partnership. No significant progress was made during these negotiations. Furthermore, due to semi-annual real estate tax payments made during the third fiscal quarter, as well as the payment of ongoing operating expenses, the monthly cash flow available from the properties was insufficient to pay the minimum debt service required in May, June and July of 1996. The venture has remitted only the available cash flow from operations to the lender for these past three months. A notice of default was issued by the mortgage lender subsequent to the end of the third fiscal quarter. As a result, it is expected that the Spinnaker Landing and Bay Club properties will be lost through a foreclosure action by the lender prior to loan maturity dates in December 1996.

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

     Repairs to the construction defects at the Meadows in the Park Apartments in Birmingham, Alabama, were substantially completed during the current quarter using the proceeds of the insurance settlement which were escrowed with the venture's new mortgage lender. As previously reported, the loan is fully recourse to the joint venture and to the partners of the joint venture until the repairs are completed, at which time the entire obligation becomes non-recourse. The average occupancy level at the Meadows property increased to 96% for the quarter ended June 30, 1996 from 83% for the previous quarter. The dramatic increase in average occupancy is the result of the completion of structural repairs in May. As reported during the structural repair program, certain apartment units were out of service each month, which depressed average occupancy levels relative to competing properties in the surrounding market area. With the completion of the construction at Meadows, average occupancy levels and rental rates do not compare favorably to other apartment communities in its sub-market. As stated above, the Meadows in the Park Apartments is the only one of the Partnership's investments which would appear to have any significant value above the related mortgage loan obligations based on current estimated market values. Assuming that the overall market for multi-family apartment properties remains strong in the near term, the Meadows joint venture may have a favorable opportunity to sell the operating investment property subsequent to the restabilization of occupancy levels and rental rates which should follow the completion of the repair work discussed above. Management is currently in the process of identifying and evaluating alternative operating plans for the Partnership in light of the foreclosure of the Newport Beach Marriott, the impending foreclosure of the Spinnaker Landing and Bay Club properties, the potential future sale of the Meadows property and the status of the Partnership's existing cash reserves.

      At June 30, 1996, the Partnership had available cash and cash equivalents of $459,000. Such cash and cash equivalents will be utilized as needed for Partnership requirements such as the payment of operating expenses and the funding of joint venture capital improvements, operating deficits or refinancing expenses. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's income-producing investment properties and proceeds received from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on a short-term basis. As discussed further above, management is currently evaluating alternative operating strategies to address the Partnership's long-term liquidity needs.

Results of Operations
Three Months Ended June 30, 1996

      The Partnership had a net loss of $974,000 for the three months ended June 30, 1996, as compared to a net loss of $1,399,000 for the same period in the prior year. The primary reason for this decrease in net loss for the third quarter of fiscal 1996 is a decrease in the Partnership's operating loss of $439,000. The Partnership's operating loss decreased mainly due to a decrease in interest expense of $301,000 and an increase in Hotel revenues of $212,000. Interest expense decreased primarily due to a decrease in the interest rate on the mortgage loan secured by the Newport Beach Marriott Suites Hotel from a fixed interest rate during the prior period to a lower floating interest rate during the current period. In addition, the interest rate on the accrual loan facility secured by the Hotel bore a lower floating interest rate during the current period. Hotel revenues increased due to an increase in average occupancy and rental rates over the same period in the prior year. The Hotel averaged 82% occupancy with an average daily room rate of $97.01 for the current quarter, as compared to an occupancy level of 80% and an average room rate of $89.63 during the same period in the prior year. The decrease in interest expense and increase in Hotel revenues was partially offset by an increase in Hotel operating expenses of $170,000. Hotel operating expenses increased primarily due to an increase in repairs and maintenance expenses.

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

Nine Months Ended June 30, 1996
     The Partnership had a net loss of $2,892,000 for the nine months ended June 30, 1996, as compared to a net loss of $3,044,000 for the same period in the prior year. The primary reason for this decrease in net loss is a decrease in the Partnership's operating loss of $264,000. The decrease in operating loss is mainly due to an increase in Hotel revenues of $795,000, which was the result of an increase in average occupancy and rental rates over the same period in the prior year. The increase in Hotel revenues was offset by an increase in interest expense of $316,000, which is the result of default interest being accrued on the outstanding mortgage loan and accrual loan facility secured by the Newport Beach Marriott Suites Hotel, as discussed further above. In addition, the average outstanding balance of the floating rate accrual loan facility was higher than during the same period in the prior year. Hotel operating expenses increased by $236,000, mainly due to an increase in repairs and maintenance, and also offset the increase in Hotel revenues for the current nine-month period.

     In addition, the Partnership's share of ventures' losses increased by $112,000 for the nine months ended June 30, 1996, as compared to the same period in the prior year. The primary reason for this increase is that the Partnership accelerated the amortization of its excess basis in the joint venture investments during the current period as a result of the overall Partnership outlook. Such adjustment resulted in an increase in the amortization of the Partnership's excess basis by $86,000 for the current nine-month period. Operating losses also increased at the Bay Club and Spinnaker Landing Apartments and at the Norman Crossing Shopping Center. The net loss of the Bay Club and Spinnaker Landing Apartments joint venture increased primarily due to an increase in interest expense resulting from the addition of unpaid interest to the principal balance of the outstanding mortgage indebtedness and an increase in depreciation expense. The net loss of the Norman Crossing joint venture increased primarily due to a decrease in tenant reimbursement income and an increase in property operating expenses.

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