Form 10-K405
period 1996-09-30
PAINEWEBBER INCOME PROPERTIES EIGHT LTD PARTNERSHIP
filed 1997-01-14
CIK 792888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

    X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  -----
                       SECURITIES EXCHANGE ACT OF 1934

                  FOR FISCAL YEAR ENDED: SEPTEMBER 30, 1996

                                      OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from to .

                       Commission File Number: 0-17148

           PAINE WEBBER INCOME PROPERTIES EIGHT LIMITED  PARTNERSHIP
             (Exact name of registrant as specified in its charter)

        Delaware                                             04-2921780
(State of organization)                                   (I.R.S. Employer
                                                         Identification  No.)

  265 Franklin Street, Boston, Massachusetts                            02110
 (Address of principal executive office)                           (Zip Code)

Registrant's telephone number, including area code              (617) 439-8118
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

                    UNITS OF LIMITED PARTNERSHIP INTEREST
                               (Title of class)
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     X
                               ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X      No
                                      ---

                     DOCUMENTS INCORPORATED BY REFERENCE

Documents                                                 Form 10-K Reference
---------                                                 -------------------
Prospectus of registrant dated                                 Part IV
September 17, 1986, as supplemented

           PAINE WEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP
                                1996 FORM 10-K

                              TABLE OF CONTENTS

PART I                                                                  Page
------                                                                  ----

Item  1       Business                                                  I-1

Item  2       Properties                                                I-3

Item  3       Legal Proceedings                                         I-3

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

Item 12       Security Ownership of Certain Beneficial Owners
                and Management                                        III-3

Item 13       Certain Relationships and Related Transactions          III-3

Part IV

Item 14       Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K                                          IV-1

Signatures                                                            IV-2

Index to Exhibits                                                     IV-3

Financial Statements and Supplementary Data                        F-1 to F-38

                                    PART I

Item 1.  Business
-----------------

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

   The Partnership originally invested the net proceeds of the public offering, either directly or through joint venture partnerships, in seven operating properties. As discussed further below, through September 30, 1996 two of the Partnership's original investments had been lost through foreclosure proceedings. As of September 30, 1996, the Partnership owned, through joint venture partnerships, interests in the operating properties set forth in the following table:

Name of Joint Venture                                      Date of
Name and Type of Property                                  Acquisition
Location                                     Size          of Interest     Type of Ownership (1)
---------------------------------------      ----          -----------     ---------------------
Daniel Meadows II General Partnership       200            10/15/87        Fee ownership of land
The Meadows in the Park                     units                          and improvements
  Apartments                                                (through       joint venture)
Birmingham, Alabama

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

   In addition to the five remaining investments described above, the Partnership originally owned fee simple interests in two Marriott hotels, the Newport Beach Marriott Suites Hotel, a 254-suite hotel located in Newport Beach, California, and the Marriott Suites - Perimeter Center, a 224-suite hotel located in Atlanta, Georgia. As discussed further in Note 4 to the accompanying financial statements, the Partnership had been in default under the modified terms of the mortgage loan secured by the Newport Beach Marriott Suites Hotel since March 1995. On February 19, 1996, the first mortgage loan secured by the Newport Beach Marriott Suites Hotel was purchased by a new lender, and the Partnership subsequently received formal notice of default from this new lender. Subsequently, the Partnership received a notice of a foreclosure sale scheduled for August 7, 1996, at which time title to the Newport Beach Marriott Suites Hotel was transferred to the mortgage lender. On December 3, 1991, the holder of the mortgage debt secured by the Atlanta Marriott hotel foreclosed on the operating property due to the Partnership's inability to meet the required debt service payments. In both cases, the hotels were new developments when acquired and subsequently failed to generate the average room rates projected at the time of their acquisitions. Protracted negotiations and modification agreements with the mortgage lenders ultimately failed to result in economically viable restructuring plans. As a result of the foreclosure proceedings described above, the Partnership no longer has any ownership interest in either of the hotel properties.

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

     Regular quarterly distributions of excess operating cash flow were suspended indefinitely in fiscal 1991. Through September 30, 1996, the Limited Partners had received cumulative cash distributions from operations totalling approximately $5,719,000, or $192 per original $1,000 investment for the Partnership's earliest investors. A substantial portion of the distributions paid to date has been sheltered from current taxable income. The Partnership retains its ownership interest in five of its seven original investment properties, all of which were acquired using leverage of between approximately 60% and 75% of the original purchase price. As stated above, however, the Partnership has been forced to relinquish ownership of its two hotel investments as a result of foreclosure actions by the first mortgage lenders. Due to the foreclosure losses of the Newport Beach and Atlanta Marriott Suites Hotels, which represented a combined 63% of the Partnership's original investment portfolio, the Partnership will be unable to return any significant portion of the original capital contributed by the Limited Partners. The amount of capital which will be returned will depend upon the proceeds recovered from the final liquidation of the remaining investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their final disposition, which, for the most part, cannot presently be determined. As discussed further in Item 7, at the present time the Partnership's interest in The Meadows in the Park Apartments is the only investment with any significant value to the Partnership based on the estimated current market values of the underlying properties. As of September 30, 1996, the joint venture which owns the Spinnaker Landing and Bay Club Apartments was in default of the mortgage loans secured by the operating properties. As discussed further in Item 7, the Partnership expects to either sell these two properties and receive a nominal amount of net proceeds or to lose the properties through foreclosure proceedings prior to the end of the second quarter of fiscal 1997. In addition, subsequent to year-end the joint venture which owns the Maplewood Park Apartments failed to make a required principal payment due under the terms of its mortgage loan agreement due to lack of available funds. If a mutually acceptable resolution of this situation cannot be reached with the mortgage lender, the Maplewood Park joint venture could be declared in default of its mortgage indebtedness during fiscal 1997. With respect to the Norman Crossing Shopping Center, at the present time market values for retail shopping centers in certain markets are being adversely impacted by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. Physical occupancy of the Norman Crossing property stood at 88% as of September 30, 1996, and the property was generating net cash flow deficits which were being funded from the Partnership's cash reserves.

   All of the  Partnership's  investments  are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complexes compete with numerous projects of similar type generally on the basis of price, location and amenities. Apartment properties in all markets also compete with the local single family home market for revenues. The continued availability of low interest rates on home mortgage loans has increased the level of this competition in all parts of the country over the past several years. However, the impact of the competition from the single-family home market has been offset by the lack of significant new construction activity in the multi-family apartment market over most of this period. In the past 12 months, development activity for multi-family properties in many markets has escalated significantly. The shopping center competes for long-term commercial tenants with numerous projects of similar type generally on the basis of location, rental rates, tenant mix and tenant improvement allowances.

   The Partnership has no real property investments located outside the United States. The Partnership is engaged solely in the business of real estate investment, therefore, presentation of information about industry segments is not applicable.

   The Partnership has no employees; it has, however, entered into an Advisory Contract with PaineWebber Properties Incorporated (the "Adviser"), which is responsible for the day-to-day operations of the Partnership. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly-owned subsidiary of PaineWebber Group, Inc. ("PaineWebber").

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

Item 2. Properties
------------------

   As of September 30, 1996, the Partnership owned interests in five operating properties through joint venture partnerships. Such properties are referred to under Item 1 above to which reference is hereby made for the name, location and description of each property.

   Leasing levels for each fiscal quarter during 1996, along with an average for the year, are presented below for each property:

                                            Percent Leased At
                             ----------------------------------------------
                                                                    Fiscal
                                                                    1996
                             12/31/95  3/31/96    6/30/96  9/30/96  Average
                             --------  -------    -------  -------  -------

The Meadows in the Park
  Apartments                   81%      83%        96%      96%      89%

Maplewood Park Apartments      96%      95%        93%      98%      96%

Bay Club and Spinnaker
  Landing Apartments (1)       94%      94%        93%      94%      94%

Norman Crossing Shopping
  Center (2)                  100%     100%       100%     100%     100%

   (1)Occupancy figures represent the combined occupancy level of the two apartment properties owned by SBA Associates.

   (2)In October 1993, the sole anchor tenant of the Norman Crossing Shopping Center vacated the center to relocate its operations. This anchor tenant continues to pay rent on its prior space, which represents 48% of the property's net rentable area, under the terms of its lease which expires in the year 2007. As a result of this anchor tenant vacancy, the physical occupancy of the property as of September 30, 1996 stood at 88% (see Item 7 for a further discussion).

Item 3.  Legal Proceedings
--------------------------

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

      The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in PaineWebber Income Properties Eight Limited Partnership, PaineWebber, Eighth Income Properties, Inc. and PA1986 (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in PaineWebber Income Properties Eight Limited Partnership, also alleged that following the sale of the partnership interests, PaineWebber, Eighth Income Properties, Inc. and PA1986 misrepresented financial information about the Partnerships value and performance. The amended complaint alleged that PaineWebber, Eighth Income Properties, Inc. and PA1986 violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and a ruling by the court as a result of this final hearing is currently pending.

     In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages against PaineWebber.

      In June 1996, approximately 50 plaintiffs filed an action entitled Bandrowski v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests, including those offered by the Partnership. The complaint is substantially similar to the complaint in the Abbate action described above, and sought compensatory damages of $3.4 million plus punitive damages.

     Mediation with respect to the Abbate and Bandrowski actions described above was held in December 1996. As a result of such mediation, a tentative settlement between PaineWebber and the plaintiffs was reached which would provide for complete resolution of both actions. PaineWebber anticipates that releases and dismissals with regard to these actions will be received by February 1997.

      Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation described above. However, PaineWebber has agreed not to seek indemnification for any amounts it is required to pay in connection with the settlement of the New York Limited Partnership Actions. At the present time, the General Partners cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

      The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

      None.

                                   PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

      At September 30, 1996, there were 1,666 record holders of Units in the Partnership. There is no public market for the resale of the Units, and it is not anticipated that a public market for resale of the Units will develop. The Managing General Partner will not redeem or repurchase Units.

      There were no cash distributions made to the Limited Partners during fiscal 1996.

Item 6.  Selected Financial Data

           PaineWebber Income Properties Eight Limited Partnership For the years ended September 30, 1996, 1995, 1994, 1993 and 1992
                     (In thousands, except per Unit data)

                         1996 (1)      1995       1994       1993      1992 (2)
                         --------      ----       ----       ----      ----


Revenues              $  8,455   $   8,649   $   8,195   $   8,050   $  8,717

Provision for
  possible investment
  loss                $   (588)          -           -           -          -

Loss due to impairment
  of long-lived asset        -   $  (6,369)          -           -          -

Operating loss        $ (2,829)  $  (8,957)  $  (2,940)  $  (2,978)  $ (5,325)

Partnership's share of
  ventures' losses   $    (712)  $    (577)  $  (1,036)  $  (1,356)  $ (1,246)

Loss on transfer of
  assets at
  foreclosure        $    (137)          -           -           -   $ (5,653)

Loss before
  extraordinary gain $  (3,678)  $  (9,534)  $  (3,976) $   (4,334)  $(12,224)

Extraordinary gain from
  settlement of debt
  obligation         $  23,459           -           -           -   $ 11,360

Net income (loss)    $  19,781   $  (9,534)   $ (3,976  $   (4,334)  $   (864)

Total assets         $     443   $  23,623    $ 31,090  $   33,521   $ 36,660

Mortgage debt payable        -   $  36,060    $ 35,237  $  34,634(3) $ 29,400

Per 1,000 Limited
  Partnership Units:

  Loss before
    extraordinary
    gain            $ (102.56)   $ (265.38)   $(110.68)   $ (120.64) $ (340.23)

  Extraordinary
  gain from
  settlement of
  debt obligation   $ 652.96             -          -             -  $  316.19

  Net income
   (loss)           $ 550.40    $ (265.38)   $(110.68)    $(120.64)  $ (24.04)

(1) The fiscal 1996 amounts reflect the foreclosure of the wholly-owned Newport Beach Marriott Suites Hotel which occurred on August 7, 1996. A loss to write down the book value of the operating investment property to estimated fair value had been recorded in the prior year. The extraordinary gain from settlement of debt obligation recognized in fiscal 1996 represents the amount by which the carrying value of the debt obligations exceeded the fair value of the property transferred to the lender at the time of the foreclosure.

(2) The loss on transfer of assets at foreclosure and the extraordinary gain on settlement of debt obligation recognized in fiscal 1992 resulted from the foreclosure, on December 3, 1991, of the wholly-owned Atlanta Marriott Suites Hotel.

(3) The increase in long-term debt as of September 30, 1993 resulted from the modification of the mortgage note payable secured by the Newport Beach Marriott operating investment property. As more fully explained in Note 6 to the accompanying financial statements, accrued interest payable as of August 11, 1992 was added to the outstanding principal balance in accordance with the modification agreement which also permitted the future deferral of a portion of the debt service obligation (see Item 7).

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      The Partnership offered Units of Limited Partnership interests to the public from September 17, 1986 to September 16, 1988 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of $35,548,976 were received by the Partnership from the sale of Partnership Units and, after deducting selling expenses and offering costs, approximately $28,474,000 was originally invested in seven operating investment properties. The Partnership originally owned two hotel properties directly and made investments in four joint venture partnerships which own five operating investment properties. To date, the Partnership has lost its two hotel investments through foreclosure proceedings by the first mortgage lenders, including one during fiscal 1996. As of September 30, 1996, the Partnership retains its interests in the five joint venture operating properties, which consist of four multi-family apartment complexes and one retail shopping center. However, as discussed further below, two of the joint ventures which own three of the apartment complexes are currently in default of their mortgage debt obligations and are in jeopardy of having their properties foreclosed upon. In addition, the retail shopping center is currently generating cash flow deficits which have been funded to date from the Partnership's cash reserves.

      The Partnership originally owned fee simple interests in two Marriott hotels, the Newport Beach Marriott Suites Hotel, a 254-suite hotel located in Newport Beach, California, and the Marriott Suites - Perimeter Center, a 224-suite hotel located in Atlanta, Georgia. As previously reported, the Partnership had been in default under the modified terms of the mortgage loan secured by the Newport Beach Marriott Suites Hotel since March 1995. On February 19, 1996, the first mortgage loan secured by the Newport Beach Marriott Suites Hotel was purchased by a new lender, and the Partnership subsequently received formal notice of default from this new lender. Subsequently, the Partnership received a notice of a foreclosure sale scheduled for August 7, 1996, at which time title to the Newport Beach Marriott Suites Hotel was transferred to the mortgage lender. Despite an improvement in the Hotel's operating results over the last year, the estimated value of the Hotel property remained substantially less than the obligation to the mortgage lender. Given the significant deficiency which existed between the estimated fair value of the Hotel and the outstanding debt obligation payable to the mortgage lender, management believed that it would not be prudent to use any of the Partnership's capital resources to cure the default or contest the foreclosure without substantial modifications to the loan terms which would afford the Partnership the opportunity to recover such additional investments plus a portion of its original investment in the Hotel. The new mortgage lender was not willing to grant the required concessions. On December 3, 1991, the holder of the mortgage debt secured by the Atlanta Marriott hotel foreclosed on the operating property due to the Partnership's inability to meet the required debt service payments. In both cases, the hotels were new developments when acquired and subsequently failed to generate the average room rates projected at the time of their acquisitions. Protracted negotiations and modification agreements with the mortgage lenders ultimately failed to result in economically viable restructuring plans. As a result of the foreclosure proceedings described above, the Partnership no longer has any ownership interest in either of the hotel properties.

     Due to the foreclosure losses of the Newport Beach and Atlanta Marriott Suites Hotels, which represented a combined 63% of the Partnership's original investment portfolio, the Partnership will be unable to return any significant portion of the original capital contributed by the Limited Partners. The amount of capital which will be returned will depend upon the proceeds recovered from the final liquidation of the remaining investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their final disposition, which, for the most part, cannot presently be determined. Nonetheless, at the present time the Partnership's interest in The Meadows in the Park Apartments is the only investment with any significant value to the Partnership based on the estimated current market values of the underlying properties. The status of the remaining investments is discussed in more detail below.

      The loans secured by the Spinnaker Landing and Bay Club Apartments were scheduled to mature in December 1996. During fiscal 1995, management had evaluated a proposal from the existing mortgage lender to repay the outstanding debt at a significant discount. Such a plan would have required a sizable equity contribution by the Partnership. Management evaluated whether an additional investment of funds in the venture would be economically prudent in light of the future appreciation potential of the properties and concluded, based on negotiations with the lender, that an economically viable refinancing transaction could not be accomplished. During the third quarter of fiscal 1996, the Partnership was notified that Spinnaker Bay's first mortgage lender and the related loans were purchased by another financial institution. Due to semi-annual real estate tax payments made during the third fiscal quarter, as well as the payment of ongoing operating expenses, the monthly cash flow available from the properties was insufficient to pay the minimum debt service required in May 1996. A notice of default was issued by the mortgage lender in the fourth quarter of fiscal 1996. As of September 30, 1996, the combined debt obligation to the first mortgage holder for both properties totalled $6,153,000. The estimated combined fair value of the properties, while higher than their net carrying values, is significantly less than this debt balance. In light of these circumstances, effective in September 1996 the venture partners entered into a Property Disposition Agreement with the lender. Under the terms of the agreement, the lender agreed to delay foreclosure of the properties for five months to provide the venture with an opportunity to complete a sale. Any sale of the properties is expected to be for an amount significantly below the outstanding debt balance. However, under the terms of the agreement with the lender, the Partnership and the co-venture partner can qualify to receive a nominal payment from the sales proceeds if a sale is completed by the end of the second quarter of fiscal 1997 and certain other conditions are met. As part of the agreement, a receiver was appointed for the property and will be responsible for the collection of rents and the payment of operating expenses through the end of the forbearance period.

      In December 1996, the Spinnaker Bay joint venture executed a purchase and sale agreement with an unrelated third party to sell the properties for an amount less than the total debt obligation. If the transaction were to close and the conditions referred to above were met, the Partnership could end up receiving a nomimal amount from the proceeds of the sale transaction. However, the sale remains contingent upon the buyer's due diligence and the receipt of a financing commitment. Accordingly, there are no assurances that the transaction will be consummated. The Partnership has a large negative carrying value for its investment in Spinnaker Bay Associates as of September 30, 1996 because prior year equity method losses and distributions have exceeded the Partnership's investments in the venture. Consequently, the Partnership will recognize a gain upon either the sale or the foreclosure of the operating investment properties.

      During the first quarter of fiscal 1996, the Partnership funded $63,000 to the Maplewood joint venture to cover its share of the venture's annual debt service principal payment. Similar advances had been made in each of the two preceding years. Subsequent to the end of fiscal 1996, the Partnership's co-venture partner made another request for the Partnership to fund 70% of the $95,000 principal payment due on the venture's mortgage loan on December 2, 1996. Based on its current analysis, management has concluded that it would not be in the Partnership's best interests to continue to fund its share of the Maplewood venture's cash flow deficits. Accordingly, management has informed the co-venture partner that the Partnership will not be making the requested capital contribution. The mortgage debt secured by the Maplewood Park Apartments was provided with tax-exempt revenue bonds issued by a local housing authority. The bonds are secured by a standby letter of credit issued to the joint venture by a bank. The letter of credit, which is scheduled to expire in October 1998, is secured by a first mortgage on the venture's operating property. The revenue bonds bear interest at a floating rate that is determined daily by a remarketing agent based on comparable market rates for similar tax-exempt obligations. Such rates generally fluctuated between 3.5% and 4.5% per annum during fiscal 1996. In addition, the venture is obligated to pay a letter of credit fee, a remarketing fee and a housing authority fee under the terms of the financing agreement. The operating property produces excess net cash flow after the debt service and related fees due under the terms of the bond financing arrangement because of the low tax-exempt interest rate paid on the bonds. However, as part of the joint venture agreement the Partnership's co-venture partner receives a guaranteed cash distribution on a monthly basis to the extent that the interest cost of the venture's debt is less than 8.25% per annum. Conversely, the co-venture partner is obligated to contribute funds to the venture to the extent that the interest cost exceeds 8.25%. Over the past three years, the interest rate differential distributions to the co-venturer under the foregoing arrangement have averaged $189,000 per year. As of September 30, 1996, the Partnership and the co-venturer were not in agreement regarding the cumulative cash flow distributed to the co-venturer pursuant to this interest rate differential calculation. The Partnership believes that the co-venturer has received an additional $79,000 over the amount it is entitled to under the terms of the joint venture agreement through September 30, 1996. The ultimate resolution of this dispute cannot be determined at the present time.

     Since all of the economic benefits of the Maplewood joint venture currently accrue to the co-venture partner in the form of the interest rate differential payments described above, management concluded that continued funding of the venture's annual cash flow deficits would not be prudent in light of the Partnership's limited remaining cash reserves. Subsequently, management has made a proposal to the co-venture partner to sell the Partnership's interest in the joint venture, but no agreement has been reached to date. Furthermore, at the present time the co-venture partner has not funded the required December 1996 principal payment, which could result in the venture being declared in default of the mortgage loan agreement. The current estimated market value of the Maplewood property, while higher than the property's carrying value, is at or below the amount of the outstanding principal balance owed on the first mortgage loan. As a result, even if the payment default were to be cured, there are no assurances that the letter of credit underlying the mortgage loan will be renewed upon its expiration. The ultimate outcome of this situation cannot be determined at the present time. The net carrying value of the Partnership's investment in the Maplewood joint venture was $428,000 as of September 30, 1996. Management believes that this net carrying value is recoverable if a sale agreement can be reached with the co-venture partner or if the co-venture partner cures the principal payment deliquency and the letter of credit can be extended. If, however, a sale agreement cannot be achieved and a foreclosure of the operating property results, the Partnership would recognize a loss equal to its remaining investment balance.

      In October 1993, the sole anchor tenant of the Norman Crossing Shopping Center vacated the center to relocate its operations. The tenant, which occupied 26,752 square feet of the property's net leasable area, is a national credit grocery store chain which is still obligated under the terms of its lease which runs through the year 2007. To date, all rents due from this tenant have been collected. Nonetheless, the anchor tenant vacancy resulted in several tenants receiving rental abatements during fiscal 1995 and has had an adverse effect on the ability to lease other vacant shop space. During the last quarter of fiscal 1995, the former anchor tenant reached an agreement to sub-lease its space to a new tenant. This new sublease tenant is a health club operator which occupies 20,552 square feet of the former anchor's space and will sublease the remaining 6,200 square feet. As a result of the new health club tenant opening for business in February 1996, the rental abatements granted to the other tenants have been terminated. However, the long-term impact of this subleasing arrangement on the operations of the property remains uncertain at this time. The joint venture may have to continue to make tenant improvements and grant rental concessions in order to maintain a high occupancy level. Funding for such improvements, along with any operating cash flow deficits incurred during this period of re-stabilization for the shopping center, would be provided primarily by the Partnership. During fiscal 1996, the Partnership funded cash flow deficits of approximately $16,000 to the Norman Crossing joint venture. The Partnership is prepared to fund any additional operating deficits of the Norman Crossing joint venture in the near-term. However, given the Partnership's limited capital resources, the Partnership cannot fund such deficits indefinitely. Consequently, the Partnership may look to sell the operating property or its interest in the joint venture in the near future. At the present time, market values for retail shopping centers in certain markets are being adversely impacted by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. Based on the current estimated fair value of the Norman Crossing Shopping Center, a sale under the existing market conditions would not result in any significant proceeds above the mortgage loan balance. In light of the above circumstances and a resulting reassessment of the Partnership's likely remaining holding period for the Norman Crossing investment, the Partnership recorded an allowance for possible investment loss of $588,000 in fiscal 1996 to write down the net carrying value of the equity interest to management's estimate of its net realizable value as of September 30, 1996.

      Repairs to the construction defects at the Meadows in the Park Apartments, in Birmingham, Alabama, were substantially completed during the third quarter of fiscal 1996 using the proceeds of the insurance settlement which were escrowed with the venture's mortgage lender. The average occupancy level at the Meadows property had increased to 96% for the quarter ended September 30, 1996 after starting the year in the low 80% range. The dramatic increase in occupancy is the result of the completion of the structural repairs in May 1996. As previously reported, during the structural repair program certain apartment units were taken out of service each month, which depressed average occupancy levels. With the completion of the construction repairs at the Meadows, average occupancy levels and rental rates now compare favorably to other apartment communities in its sub-market. As stated above, the Meadows in the Park Apartments is the only one of the Partnership's investments which would appear to have any significant value above the related mortgage loan obligations based on current estimated market values. Assuming that the overall market for multi-family apartment properties remains strong in the near term, the Meadows joint venture may have a favorable opportunity to sell the operating investment property during fiscal 1997.

      In light of the expected fiscal 1997 disposition of the Partnership's interests in the Spinnaker Landing and Bay Club Apartments, the potential disposition of the Maplewood joint venture investment, and the possible near-term sales of the Norman Crossing Shopping Center and the Meadows on the Lake Apartments, the Partnership could be positioned for a possible liquidation within the next two years. However, there are no assurances that the Partnership will be able to dispose of its remaining investments within this time frame. At September 30, 1996, the Partnership had available cash and cash equivalents of $433,000. Such cash and cash equivalents will be utilized as needed for Partnership requirements such as the payment of operating expenses and the funding of joint venture capital improvements or operating deficits, to the extent economically justified. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's income-producing investment properties and proceeds received from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs only on a short-term basis. If the Partnership is able to dispose of its remaining investments and complete a liquidation within the next two years, as discussed further above, the Partnership should have sufficient liquidity to meet its obligations.

Results of Operations
1996 Compared to 1995
---------------------

    The Partnership had net income of $19,781,000 for fiscal 1996, as compared to a net loss of $9,534,000 in the prior year. The current year net income resulted from the foreclosure of the Newport Beach Marriott Suites Hotel on August 7, 1996 which, as explained below, resulted in an extraordinary gain from settlement of debt obligation of $23,459,000. The extraordinary gain was partially offset by a loss on transfer of assets at foreclosure of $137,000. The transfer of the Hotel's title to the lender through foreclosure proceedings was accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." The extraordinary gain arises due to the fact that the balance of the mortgage loan and related accrued interest exceeded the estimated fair value of the hotel investment and other assets transferred to the lender at the time of the foreclosure. The loss on transfer of assets results from the fact that the net carrying value of the Hotel exceeded the Hotel's estimated fair value at the time of foreclosure. An impairment writedown of $6,369,000 had been recorded in fiscal 1995 to adjust the carrying value of the Newport Beach Marriott Suites Hotel to management's estimate of the property's fair market value as of September 30, 1995. In fiscal 1996, the Partnership recognized a provision for possible impairment loss of $588,000 to adjust the carrying value of its investment in the Norman Crossing Shopping Center to its estimated net realizable value, as discussed further above.

      The Partnership's net loss, excluding all of the revenues, expenses, gains and losses related to the Newport Beach Hotel, increased by $141,000 in fiscal 1996. This unfavorable change in net operating results was the result of a decrease in interest income and an increase in the Partnership's share of ventures' losses which were partially offset by a decline in general and administrative expenses. The decrease in interest income can be attributed to a decline in the average outstanding balance of the Partnership's cash reserves. The Partnership's share of ventures' losses increased by $135,000 during fiscal 1996, as compared to the prior year. The primary reason for this increase is that the Partnership accelerated the amortization of its excess basis in the joint venture investments during the current period as a result of the overall Partnership outlook. Such adjustment resulted in an increase in the amortization of the Partnership's excess basis by $115,000 for fiscal 1996. Operating losses also increased at the Meadows and Spinnaker/Bay joint ventures in fiscal 1996. The net operating results of the Meadows joint venture declined, despite a decrease in interest expense resulting from the fiscal 1995 refinancing of the venture's long-term debt, as a result of increases in repairs and maintenance and marketing expenses. The net loss of the joint venture which owns the Bay Club and Spinnaker Landing Apartments increased primarily due to an increase in interest expense resulting from the addition of unpaid interest to the principal balance of the venture's outstanding mortgage indebtedness. The decrease in Partnership general and administrative expenses, of $69,000, was mainly due to additional professional fees incurred in fiscal 1995 related to an independent valuation of the Partnership's portfolio of operating investment properties.

1995 Compared to 1994
---------------------

      The Partnership had a net loss of $9,534,000 for fiscal 1995, as compared to a net loss of $3,976,000 in the prior year. This significant increase in net loss was primarily due to the $6,369,000 impairment write-down recorded on the Newport Beach Marriott Suites Hotel in fiscal 1995, as discussed further above. In addition, an increase in interest expense on the Marriott loan arrangements of $1,421,000 also contributed to the increase in net loss for fiscal 1995. The increase in interest expense was the result of default interest being accrued on the outstanding mortgage loan and additional loan facility secured by the Newport Beach Marriott Suites Hotel beginning in April 1995, along with the increase in the outstanding amount of the additional loan facility during fiscal 1994 and 1995. The increase in net loss was partially offset by a decrease in Hotel operating expenses of $716,000, an increase in Hotel revenues of $390,000, a decrease in depreciation and amortization expense of $567,000 and a decline in the Partnership's share of ventures' losses of $459,000. The decrease in expenses at the wholly-owned Marriott Hotel was mainly due to a substantial real estate tax refund received in fiscal 1995 as a result of a successful appeal of prior year assessments. The refund, which totalled $731,000, was received late in fiscal 1995 and, subsequent to year-end, was remitted to the mortgage lender as additional debt service owed under the terms of the modified loan agreement. Room revenues at the Newport Beach Hotel were up by $344,000, or 6%, for fiscal 1995 as a result of an increase in average occupancy. The increase in room revenues resulted from an improvement in the Hotel's average occupancy level from 75% for fiscal 1994 to 78% for fiscal 1995. Amortization expense was significantly lower in fiscal 1995 as a result of certain fees becoming fully amortized in the prior year. In addition, an increase of $64,000 in interest and other income and a decrease of $36,000 in Partnership general and administrative expenses also offset the increase in net loss for fiscal 1995. Interest income in fiscal 1995 reflected interest received on certain advances to one of the Partnership's joint ventures.

      The decrease in the Partnership's share of ventures' losses was mainly the result of increases in revenues at the Meadows, Spinnaker Landing and Bay Club Apartments, a decrease in depreciation expense at the Meadows joint venture and a decrease in combined property operating expenses. Rental income at Bay Club and Spinnaker Landing increased as a result of the lease-up achieved at the renovated apartments during fiscal 1994 and 1995. Revenues were higher at the Meadows joint venture, despite a decrease in occupancy, as a result of the designation of the excess of the settlement proceeds received over the estimated repair costs as rental interruption compensation, which was recorded as income in fiscal 1995. Depreciation expense at the Meadows joint venture decreased by $100,000 as a result of certain assets being fully depreciated during fiscal 1994. The decline in combined property operating expenses could be primarily attributed to a decrease in repairs and maintenance expenses at the Meadows joint venture.

1994 Compared to 1993
---------------------

     The Partnership had a net loss of $3,976,000 for fiscal 1994, as compared to a net loss of $4,334,000 in the prior year. The primary reason for this decrease in net loss of $358,000 was a decrease in the Partnership's share of ventures' losses in fiscal 1994. The Partnership's share of ventures' losses decreased by $320,000 mainly due to an increase in rental income resulting from a significant increase in occupancy at the Spinnaker Landing and Bay Club Apartments as a result of the renewal of leasing efforts subsequent to the renovations of the properties. The increase in rental income was partially offset by an increase in interest expense on the Spinnaker Landing and Bay Club mortgage loans as a result of the accrual of interest on debt service payments deferred by the lender during fiscal 1993. The Partnership's operating loss decreased by $38,000 in fiscal 1994 primarily as a result of an increase in net operating income from the Newport Beach Marriott Suites Hotel, due to the higher occupancy levels achieved at the Hotel in fiscal 1994, and a decrease in depreciation and amortization expense, due to certain deferred fees being fully amortized in the prior year. The increase in hotel net operating income and the decrease in depreciation and amortization expense were partially offset by increases in interest expense and general and administrative expenses in 1994. Interest expense increased due to the advances under the additional loan facility from the Hotel's mortgage lender to pay debt service shortfalls and an increase in the variable interest rate on this loan facility. The increase in Partnership general and administrative expenses reflected certain costs incurred in connection with an independent valuation of the Partnership's operating properties which was commissioned during fiscal 1994 in conjunction with management's ongoing refinancing efforts and portfolio management responsibilities.

Inflation
---------

      The  Partnership  completed  its ninth full year of  operations  in fiscal
1996. The effects of inflation and changes in prices on the Partnership's operating results to date have not been significant.

      Inflation in future periods may increase revenues, as well as operating expenses at the Partnership's operating investment properties. Some of the existing leases with tenants at the Partnership's commercial investment property contain rental escalation and/or expense reimbursement clauses based on increases in tenant sales or property operating expenses. Tenants at the Partnership's apartment properties have short-term leases, generally of six-to-twelve months in duration. Rental rates at these properties can be adjusted to keep pace with inflation, to the extent market conditions allow, when the leases are renewed or turned over. Such increases in rental income would be expected to at least partially offset the corresponding increases in Partnership and property operating expenses resulting from future inflation.

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

      (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:

                                                                    Date
                                                                    elected
      Name                      Office                      Age     to Office
      ----                      ------                      ---     ---------

Bruce J. Rubin       President and Director                 37      8/22/96
Terrence E. Fancher  Director                               43     10/10/96
Walter V. Arnold     Senior Vice President and Chief
                       Financial Officer                    49     10/29/85
James A. Snyder      Senior Vice President                  51       7/6/92
David F. Brooks      First Vice President and
                      Assistant Treasurer                   54      8/27/85 *
Timothy J. Medlock   Vice President and Treasurer           35       6/1/88
Thomas W. Boland     Vice President                         34      12/1/91

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

      Bruce J. Rubin is President and Director of the Managing General Partner. Mr. Rubin was named President and Chief Executive Officer of PWPI in August 1996. Mr. Rubin joined PaineWebber Real Estate Investment Banking in November 1995 as a Senior Vice President. Prior to joining PaineWebber, Mr. Rubin was employed by Kidder, Peabody and served as President for KP Realty Advisers, Inc. Prior to his association with Kidder, Mr. Rubin was a Senior Vice President and Director of Direct Investments at Smith Barney Shearson. Prior thereto, Mr. Rubin was a First Vice President and a real estate workout specialist at Shearson Lehman Brothers. Prior to joining Shearson Lehman Brothers in 1989, Mr. Rubin practiced law in the Real Estate Group at Willkie Farr & Gallagher. Mr. Rubin is a graduate of Stanford University and Stanford Law School.

    Terrence E. Fancher was appointed a Director of the Managing General Partner in October 1996. Mr. Fancher is the Managing Director in charge of PaineWebber's Real Estate Investment Banking Group. He joined PaineWebber as a result of the firm's acquisition of Kidder, Peabody. Mr. Fancher is responsible for the origination and execution of all of PaineWebber's REIT transactions, advisory assignments for real estate clients and certain of the firm's real estate debt and principal activities. He joined Kidder, Peabody in 1985 and, beginning in 1989, was one of the senior executives responsible for building Kidder, Peabody's real estate department. Mr. Fancher previously worked for a major law firm in New York City. He has a J.D. from Harvard Law School, an M.B.A. from Harvard Graduate School of Business Administration and an A.B. from Harvard College.

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

      James A. Snyder is a Senior Vice President of the Managing General Partner and a Senior Vice President of the Adviser. Mr. Snyder re-joined the Adviser in July 1992 having served previously as an officer of PWPI from July 1980 to August 1987. From January 1991 to July 1992, Mr. Snyder was with the Resolution Trust Corporation where he served as the Vice President of Asset Sales prior to re-joining PWPI. From February 1989 to October 1990, he was President of Kan Am Investors, Inc., a real estate investment company. During the period August 1987 to February 1989, Mr. Snyder was Executive Vice President and Chief Financial Officer of Southeast Regional Management Inc., a real estate development company.

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

      Thomas W. Boland is a Vice President of the Managing General Partner and a Vice President and Manager of Financial Reporting of the Adviser which he joined in 1988. From 1984 to 1987, Mr. Boland was associated with Arthur Young & Company. Mr. Boland is a Certified Public Accountant licensed in the state of Massachusetts. He holds a B.S. in Accounting from Merrimack College and an M.B.A. from Boston University.

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

      Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended September 30, 1996, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

Item 11.  Executive Compensation

      The directors and officers of the Partnership's Managing General Partner receive no current or proposed remuneration from the Partnership. The Partnership is required to pay certain fees to the Adviser, and the General Partners are entitled to receive a share of Partnership cash distributions and a share of profits and losses. These items are described under Item 13.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      (a) The Partnership is a limited partnership issuing Units of Limited Partnership Interest, not voting securities. All the outstanding stock of the Managing General Partner, Eighth Income Properties, Inc., is owned by PaineWebber. Properties Associates 1986, L.P., the Associate General Partner, is a Virginia limited partnership, the limited partners of which are also officers of the Adviser and the Managing General Partner. Properties Associates 1986, L.P. also is the Initial Limited Partner. An affiliate of the Managing General Partner referred to below owned either directly or beneficially more than 5% of the outstanding Units of limited partnership interest in the Partnership as of September 30, 1996.



                                                     Amount
                        Name and Address             Beneficially      Percent
Title of Class          of Beneficial Owner          Owned             of Class
--------------          -------------------          -----             --------

Units of Limited       PaineWebber Incorporated      5,705,002         16%
Partnership            1285 Avenue of the Americas                     Units
                       New York, NY  10019



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

Item 13.  Certain Relationships and Related Transactions

      The General Partners of the Partnership are Eighth Income Properties, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group, Inc. ("PaineWebber"), and Properties Associates 1986, L.P. (the "Associate General Partner"), a Virginia limited partnership, certain limited partners of which are also officers of the Managing General Partner. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by PaineWebber Properties Incorporated (the "Adviser"), pursuant to an advisory contract. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI").

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

      Under the advisory contract, the Adviser has specific management responsibilities; to administer day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser will be paid a basic management fee (3% of adjusted cash flow, as defined in the Partnership Agreement) and an incentive management fee (2% of adjusted cash flow subordinated to a noncumulative annual return to the Limited Partners equal to 5% based upon their adjusted capital contributions), in addition to the asset management fee referred to above, for services rendered. The Adviser earned no management fees during the year ended September 30, 1996.

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

      An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended September 30, 1996 is $90,000, representing reimbursements to this affiliate for providing such services to the Partnership.

   The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins"), an affiliate of the Managing General Partner, for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $2,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1996. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

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

                                  PAINE WEBBER INCOME PROPERTIES EIGHT
                                        LIMITED PARTNERSHIP


                                  By:  Eighth Income Properties, Inc.
                                       ------------------------------
                                          Managing General Partner



                                  By:  /s/ Bruce J. Rubin
                                       ------------------
                                       Bruce J. Rubin
                                       President and Chief Executive Officer



                                  By:  /s/ Walter V. Arnold
                                      ---------------------
                                      Walter V. Arnold
                                      Senior Vice President and
                                      Chief Financial Officer



                                  By: /s/ Thomas W. Boland
                                      --------------------
                                      Thomas W. Boland
                                      Vice President

Dated:  January 13, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacity and on the dates indicated.




By:/s/ Bruce J. Rubin                           Date:  January 13, 1997
   -----------------------                             ----------------
   Bruce J. Rubin
   Director






By:/s/ Terrence E. Fancher                      Date:  January 13, 1997
   -----------------------                             ----------------
   Terrence E. Fancher
   Director

                          ANNUAL REPORT ON FORM 10-K
                                Item 14(a)(3)

           PAINE WEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP
                              INDEX TO EXHIBITS

                                                             Page Number in the Report or
Exhibit No.    Description of Document                       Other Reference
-----------    -----------------------                       ---------------

(3) and (4)    Prospectus of the Registrant dated           Filed with the Commission pursuant
               September 17, 1986, as supplemented,         to   Rule   424(c)  and incorporated
               with particular reference to the             herein by reference.
               Restated Certificate and Agreement
               of Limited Partnership


(10)           Material contracts previously filed as       Filed with  the Commission pursuant
               exhibits to registration statements          to  Section  13 or 15(d) of the Securities
               and amendments thereto of the                Exchange Act of 1934 and incorporated
               registrant together with all such            herein  by reference.
               contracts  filed as  exhibits of previously
               filed Forms 8-K and Forms 10-K are hereby
               incorporated herein by reference.

(13)           Annual Report to Limited Partners            No  Annual Report  for the year ended
                                                            September 30, 1996  has been sent to the
                                                            Limited  Partners.  An  Annual Report will
                                                            be sent to the Limited Partners subsequent
                                                            to this filing.

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



                                                                    Reference
                                                                    ---------

Paine Webber Income Properties Eight Limited Partnership:

  Report of independent auditors                                          F-2

  Balance sheets as of September 30, 1996 and 1995                        F-3

  Statements of operations  for the years ended  September 30, 1996,
     1995 and 1994                                                        F-4

  Statements  of changes in  partners'  deficit for the years ended
     September 30, 1996,  1995 and 1994                                   F-5

  Statements of cash flows for the years ended  September  30, 1996,
     1995 and 1994                                                        F-6

  Notes to financial statements                                           F-7

Combined  Joint  Ventures  of  PaineWebber  Income  Properties  Eight  Limited
Partnership:

  Report of independent auditors                                          F-24

  Combined balance sheets as of September 30, 1996 and 1995               F-25

  Combined  statements of operations and changes in ventures'
     deficit for the years ended September 30, 1996, 1995 and 1994        F-26

  Combined  statements  of cash flows for the years ended
     September 30, 1996, 1995 and 1994                                    F-27

  Notes to combined financial statements                                  F-28

  Schedule III - Real estate and accumulated depreciation                 F-38


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

                        REPORT OF INDEPENDENT AUDITORS



The Partners of
PaineWebber Income Properties Eight Limited Partnership:

     We have audited the accompanying balance sheets of PaineWebber Income Properties Eight Limited Partnership as of September 30, 1996 and 1995, and the related statements of operations, changes in partners' capital(deficit), and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PaineWebber Income Properties Eight Limited Partnership at September 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.

     As discussed in Notes 2 and 4 to the financial statements, in fiscal 1995 the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."




                                                      /s/ ERNST & YOUNG LLP
                                                      ---------------------
                                                      ERNST & YOUNG LLP




Boston, Massachusetts
December 26, 1996

           PAINE WEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP

                                BALANCE SHEETS
                         September 30, 1996 and 1995
                   (In thousands, except per Unit amounts)

                                    ASSETS
                                    ------

                                                      1996          1995
                                                      ----          ----
Operating investment property:
   Land                                            $       -      $  5,488
   Buildings                                               -        21,377
   Equipment and improvements                              -         2,868
                                                   ---------      --------
                                                           -        29,733
   Less accumulated depreciation                           -        (9,733)
                                                   ---------      --------
                                                           -        20,000

Investments in joint ventures, at equity                   -           412
Cash and cash equivalents                                 433        1,362
Cash reserved for capital expenditures                     -           618
Accounts receivable                                        1           240
Due from Marriott Corporation                              -           680
Inventories                                                -           124
Other assets                                               9            50
Deferred expenses, net of accumulated amortization
 of $2,425 in 1995                                         -           137
                                                   ---------      --------
                                                   $     443      $ 23,623
                                                   =========      ========

                      LIABILITIES AND PARTNERS' DEFICIT
                      ---------------------------------

Accounts payable and accrued expenses              $      41      $    182
Accounts payable - affiliates                              2             2
Accrued interest payable                                   -         1,242
Equity in losses of joint ventures in
  excess of investments and advances                     810             -
Loan payable to Marriott Corporation                       -         6,328
Mortgage debt payable                                      -        36,060
                                                   ---------      --------
      Total liabilities                                  853        43,814

Partners' deficit:
  General Partners:
   Capital contributions                                   1             1
   Cumulative net loss                                  (302)         (510)
   Cumulative cash distributions                         (86)          (86)

  Limited Partners ($1 per Unit; 35,548,976
     Units subscribed and issued):
   Capital contributions, net of offering
     costs of $4,791                                  30,758         30,758
   Cumulative net loss                               (25,062)       (44,635)
   Cumulative cash distributions                      (5,719)        (5,719)
                                                   ----------     ---------
      Total partners' deficit                           (410)       (20,191)
                                                   ---------      ---------
                                                   $     443      $  23,623
                                                   =========      =========


                           See accompanying notes.

           PAINE WEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP

                           STATEMENTS OF OPERATIONS
            For the years ended September 30, 1996, 1995 and 1994
                     (In thousands, except per Unit data)


                                                1996        1995        1994
                                                ----        ----        ----
Revenues:
   Hotel revenues                           $   8,393    $  8,512    $  8,122
   Interest and other income                       62         137          73
                                            ---------    --------    --------
                                                8,455       8,649       8,195
Expenses:
   Hotel operating expenses                     5,631       5,550       6,266
   Interest expense                             4,050       4,389       2,968
   Depreciation expense                           727         893       1,406
   General and administrative                     267         336         372
   Provision for possible
     investment loss                              588           -           -
   Loss due to impairment of long-lived
     assets                                         -       6,369           -
   Amortization expense                            21          69         123
                                            ---------    --------   ---------
                                               11,284      17,606      11,135
                                            ---------    --------   ---------

Operating loss                                 (2,829)     (8,957)     (2,940)

Partnership's share of ventures' losses          (712)       (577)     (1,036)

Loss on transfer of assets at foreclosure        (137)          -           -
                                            ----------   --------   ---------

Loss before extraordinary gain                 (3,678)     (9,534)     (3,976)

Extraordinary gain from settlement
  of debt obligation                           23,459           -           -
                                           ----------    --------   ---------

Net income (loss)                          $   19,781    $ (9,534)  $  (3,976)
                                           ==========    ========   =========

Net income (loss) per 1,000
 Limited Partnership Unit:

   Loss before extraordinary gain          $ (102.56)    $(265.38)  $ (110.68)
   Extraordinary gain                         652.96            -           -
                                           ---------     --------   ---------
   Net income (loss)                       $  550.40     $(265.38)  $ (110.68)
                                           =========     ========    ========


   The above per 1,000 Limited Partnership Units information is based upon the 35,548,976 Limited Partnership Units outstanding during each year.










                           See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the years ended September 30, 1996, 1995 and 1994
                                 (In thousands)

                                          General     Limited
                                          Partners     Partners     Total
                                          --------     --------     -----

Balance at September 30, 1993            $ (453)    $ (6,228)     $ (6,681)

Net loss                                    (42)      (3,934)       (3,976)
                                         -------    --------      --------

Balance at September 30, 1994              (495)     (10,162)      (10,657)

Net loss                                   (100)      (9,434)       (9,534)
                                         ------     --------      --------

Balance at September 30, 1995              (595)     (19,596)      (20,191)

Net income                                  208       19,573        19,781
                                         ------     --------     ---------

Balance at September 30, 1996            $ (387)    $    (23)    $    (410)
                                         ======     ========     =========
































                           See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              For the years ended September 30, 1996, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                1996        1995        1994
                                                ----        ----        ----
Cash flows from operating activities:
  Net income (loss)                          $ 19,781     $(9,534)    $(3,976)
  Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
   Interest expense                               547         600         543
   Depreciation and amortization                  748         962       1,529
   Amortization of deferred gain on
     forgiveness of debt                            -        (324)       (768)
   Partnership's share of ventures' losses        712         577       1,036
   Provision for possible investment loss         588           -           -
   Loss due to impairment of long-lived assets      -       6,369           -
   Loss on transfer of assets at foreclosure      137           -           -
   Extraordinary gain from settlement of debt
     obligation                               (23,459)          -           -
   Changes in assets and liabilities:
     Cash subject to transfer at foreclosure     (516)          -           -
     Accounts receivable                          (37)         46         (68)
     Due to/from Marriott Corporation             460        (692)         47
     Inventories                                   27          14          (6)
     Other assets                                 (21)          1           5
     Accounts payable and accrued expenses        128        (299)        263
     Accounts payable - affiliates                  -           -         (21)
     Accrued interest payable                     373         955         144
                                             --------      ------     -------
         Total adjustments                    (20,313)      8,209       2,704
                                             --------      ------     -------
         Net cash used in operating activities   (532)     (1,325)     (1,272)

Cash flows from investing activities:
  Additions to operating investment property     (467)       (165)       (536)
  Net withdrawals from capital expenditure
   reserve                                        149         140          53
  Investments in joint ventures                   (79)       (152)          -
  Distributions from joint ventures                 -         221         398
                                             --------      ------     -------
         Net cash provided by (used in)
           investing activities                  (397)         44         (85)

Cash flows from financing activities:
  Proceeds from issuance of long-term debt          -       1,147       1,371
                                             ---------     -------    -------
         Net cash provided by
           financing activities                     -       1,147       1,371
                                             ---------     ------     -------

Net (decrease) increase in cash and
  cash equivalents                                (929)      (134)         14

Cash and cash equivalents, beginning of year     1,362      1,496       1,482
                                             ---------     ------     -------

Cash and cash equivalents, end of year       $    433      $1,362     $ 1,496
                                             ========      ======     =======

Cash paid during the year for interest       $  3,130      $3,157     $ 3,049
                                             ========      ======     =======


                           See accompanying notes.

                     PAINEWEBBER INCOME PROPERTIES EIGHT
                              LIMITED PARTNERSHP
                        Notes to Financial Statements


1.     Organization and Nature of Operations
       -------------------------------------

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

      The Partnership originally owned two hotel properties directly and made investments in four joint venture partnerships which own five operating investment properties. To date, the Partnership has lost its two hotel investments through foreclosure proceedings by the first mortgage lenders, including one during fiscal 1996. As of September 30, 1996, the Partnership retains its interests in the five joint venture operating properties, which consist of four multi-family apartment complexes and one retail shopping center. However, as discussed further in Note 5, two of the joint ventures which own three of the apartment complexes are currently in default of their mortgage debt obligations and are in jeopardy of having their properties foreclosed upon. In addition, the retail shopping center is currently generating cash flow deficits which have been funded to date from the Partnership's cash reserves. See Notes 4, 5 and 6 for a further discussion of the Partnership's real estate investments.

2.    Use of Estimates and Summary of Significant Accounting Policies
      --------------------------------------------------------------

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 1996 and 1995 and revenues and expenses for each of the three years in the period ended September 30, 1996. Actual results could differ from the estimates and assumptions used.

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

      Through September 30, 1994, the Partnership carried its operating investment property at the lower of cost, reduced by accumulated depreciation and guaranteed payments received from Marriott Corporation (see Note 4), or net realizable value. Effective for fiscal 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for Impairment of Long-Lived Assets and for
      Long-Lived  Assets  to Be  Disposed  Of," to  account  for  its  operating investment properties, including those owned through joint venture partnerships. In accordance with SFAS 121, an impairment loss with respect to an operating investment property is recognized when the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value, where fair value is defined as the amount at which the asset could be bought or sold in a current transaction between willing parties, that is other than a forced or liquidation sale. In conjunction with the application of SFAS 121, an impairment loss on the Partnership's wholly-owned Hotel investment property was recognized in fiscal 1995 (see
      Note 4.)

      Depreciation expense on the operating investment property was computed using the straight-line method over an estimated useful life of thirty years for the buildings, and seven years for equipment and improvements. Acquisition expenses, including professional fees and guaranty fees, were capitalized and had been included in the cost of the operating investment property prior to its foreclosure in fiscal 1996 (see Note 4).

      Inventories were valued at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventories consisted of supply inventories of $111,000 and food and beverage inventories of $13,000 at September 30, 1995. The inventories related to hotel operations and were transferred to the mortgage lender as a result of the fiscal 1996 foreclosure of the wholly-owned operating investment property (see Note 4).

      Deferred expenses had included capitalized pre-opening costs related to the Newport Beach hotel property, prepaid management fees, non-competition fees paid to Marriott Corporation (see Note 4), and financing costs associated with the Partnership's mortgage note payable. These expenses were being amortized using the straight-line method primarily over three- to seven-year periods. Certain closing costs associated with the modification of the mortgage note payable secured by the Newport Beach Marriott were being amortized over the remaining term of the loan. All unamortized deferred expenses were written off upon the foreclosure of the hotel property in fiscal 1996 (see Note 4).

      For the purposes of reporting cash flows, cash and cash equivalents include all highly liquid investments which have original maturities of 90 days or less.

      The cash and cash equivalents, receivables, accounts payable affiliates and accounts payable and accrued expenses appearing on the accompanying balance sheets represent financial instruments for purposes of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amount of these assets and liabilities approximates their fair value as of September 30, 1996 due to the short-term maturities of these instruments.

      Certain prior year amounts have been reclassified to conform to the current year presentation.

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

3.    The Partnership Agreement and Related Party Transactions
      -------------------------------------------------------

      The General Partners of the Partnership are Eighth Income Properties, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group, Inc. ("PaineWebber"), and Properties Associates 1986, L.P. (the "Associate General Partner"), a Virginia limited partnership, certain limited partners of which are also officers of the Managing General Partner. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by PaineWebber Properties Incorporated (the "Adviser"), pursuant to an advisory contract. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI").

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

      Under the advisory contract, the Adviser has specific management responsibilities; to administer day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser will be paid a basic management fee (3% of adjusted cash flow, as defined in the Partnership Agreement) and an incentive management fee (2% of adjusted cash flow subordinated to a noncumulative annual return to the Limited Partners equal to 5% based upon their adjusted capital contributions), in addition to the asset management fee referred to above, for services rendered. The Adviser earned no management fees during the three-year period ended September 30, 1996.

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

      Included  in  general  and  administrative  expenses  for the years  ended
     September  30,  1996,  1995  and 1994 is  $90,000,  $91,000  and  $111,000,
     respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins"), an affiliate of the Managing General Partner, for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $2,000, $4,000 and $3,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1996, 1995 and 1994, respectively.

 4.   Operating Investment Property
      -----------------------------

    The Partnership acquired a 100% interest in the Marriott Suites Hotel located in Newport Beach, California from the Marriott Corporation ("Marriott") on August 10, 1988. The Hotel consists of 254 two-room suites encompassing 201,606 square feet located on approximately 4.8 acres of land. The Hotel was managed for the Partnership by Marriott and its affiliates (the "Manager"), as described below. The Partnership purchased the operating investment property for approximately $39,946,000, including an acquisition fee paid by Marriott to the Adviser of $580,000 and a $325,000 guaranty fee paid to Marriott. The Hotel was acquired subject to a first mortgage loan with an initial principal balance of $29,400,000 (see Note 6). In addition, the Partnership provided an initial working capital reserve of approximately $554,000 to the Manager for Hotel operations.

    Since the time of its acquisition, the Hotel experienced substantial recurring losses after debt service. Through September 30, 1991, the Hotel's cash flow deficits were funded by Marriott, as discussed further below. After Marriott had fulfilled its obligation to fund deficits, the Partnership and the lender reached an agreement, which was finalized in fiscal 1993, to modify the terms of the first mortgage loan. As discussed further in Note 6, the Partnership was in default of the modified terms of the first mortgage loan agreement secured by the Newport Beach Marriott Suites Hotel as of September 30, 1995. During fiscal 1995, the Partnership reached the limit on the debt service deferrals imposed by the 1993 loan modification agreement. On February 19, 1996, the first mortgage loan secured by the Newport Beach Marriott Suites Hotel was purchased by a new lender, and the Partnership subsequently received formal notice of default from this new lender. Subsequently, the Partnership received a notice of a foreclosure sale scheduled for August 7, 1996, at which time title to the Newport Beach Marriott Suites Hotel was transferred to the mortgage lender. The transfer of the Hotel's title to the lender was accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." As a result, the Partnership recorded an extraordinary gain from settlement of debt obligation of approximately $23,459,000, partially offset by a loss on transfer of assets at foreclosure of approximately $137,000. The extraordinary gain arises due to the fact that the balance of the mortgage loan and related accrued interest exceeded the estimated fair market value of the Hotel investment, and other assets transferred to the lender, at the time of the foreclosure. The loss on transfer of assets results from the fact that the net carrying value of the Hotel exceeded its estimated fair value at the time of the foreclosure.

    As discussed in Note 2, the Partnership elected early application of SFAS 121 effective for fiscal 1995. The effect of such application was the recognition of an impairment loss on the wholly-owned Hotel property in fiscal 1995. The impairment loss resulted because, in management's judgment, the default status of the mortgage loan secured by the property, combined with the lack of near-term prospects for sufficient future improvement in market conditions in the Orange County market in which the property is located, were not expected to enable the Partnership to recover the adjusted cost basis of the property. The Partnership recognized an impairment loss of $6,369,000 to write down the operating investment property to its estimated fair value of $20,000,000 as of September 30, 1995. Fair value was estimated using an independent appraisal of the operating property. Such appraisals make use of a combination of certain generally accepted valuation techniques, including direct capitalization, discounted cash flows and comparable sales analysis.

    The guaranty fee referred to above was paid in exchange for an agreement (the "Payment Agreement") by Marriott to fund, for a four-year period, the amounts necessary in the event that revenues generated by the Hotel were not sufficient to pay: (1) debt service payments on the mortgage loan; (2) a cumulative preferred return to the Partnership equal to 7.5% of the Partnership's Net Investment, as defined (the "Preferred Return"); and (3) operating losses incurred by the Hotel; if any, up to $5,000,000. The Partnership had no obligation to reimburse Marriott for the first $1,500,000 of funds so advanced. The payment by Marriott Corporation of the $1,500,000 non-refundable advance was accounted for as a reduction to the basis of the operating investment property. Funds advanced in excess of $1,500,000 were in the form of non-recourse loans (the "Loans"). The Loans were payable to Marriott, with interest on the amounts advanced calculated at a monthly compounded rate of 10% per annum, only under certain circumstances, out of excess proceeds generated by any sale or refinancing of the Hotel. At the date of foreclosure, August 7, 1996, the loan payable to Marriott Corporation totalled $6,875,000, including accrued interest. Since the loans were only payable out of sale or refinancing proceeds, the foreclosure of the Hotel resulted in the cancellation of this debt obligation, which is included in the extraordinary gain discussed further above.

    The following is a summary of the Newport Beach Hotel's revenues and operating expenses from October 1, 1995 through the date of foreclosure, August 7, 1996 and for the years ended September 30, 1995 and 1994, respectively (in thousands):

                                          1996           1995            1994
                                          ----           ----            ----

   Revenues:
     Guest rooms                         $6,187         $6,465         $6,121
     Food and beverage                    1,449          1,621          1,604
     Other revenues                         757            426            397
                                         ------         ------         ------
                                         $8,393         $8,512         $8,122
                                         ======         ======         ======

   Operating expenses:
     Guest rooms                         $1,622         $1,772         $1,681
     Food and beverage:
      Cost of sales                         390            443            426
      Operating expenses                    753            883            928
     Other operating expenses               659            850            913
     Management fees - Manager              161            170            162
     Selling, general and administrative  1,340          1,370          1,325
     Repairs and maintenance                381            424            421
     Real estate taxes, net of refunds
       of $731 in 1995                      325          (362)            410
                                         ------         ------         ------
                                         $5,631         $5,550         $6,266
                                         ======         ======         ======

    The base management fee paid to the Manager was equal to 2% of the gross revenues generated by the Hotel. The operating expenses of the Hotel noted above included significant transactions with the Manager. All Hotel employees were employees of the Manager and the related payroll costs were allocated to the Hotel operations by the Manager. A majority of the supplies and food purchased during fiscal 1996, 1995 and 1994 were purchased from an affiliate of the Manager. In addition, the Manager also allocated certain central reservation center expenses, employee benefit costs, advertising costs and management training costs to the Hotel.

    Due from Marriott Corporation at September 30, 1995 consisted principally of a real estate tax refund received by Marriott Corporation on behalf of the Partnership. During fiscal 1996, this amount was remitted to the mortgage holder as additional debt service (see Note 6).

5.    Investments in Joint Venture Partnerships
      -----------------------------------------

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

                      Condensed Combined Balance Sheets
                      ---------------------------------
                         September 30, 1996 and 1995
                                (in thousands)
                                    Assets
                                    ------
                                                       1996             1995
                                                       ----             ----

   Current assets                                   $  5,422        $     391
   Operating investment properties, net               14,255           19,741
   Other assets                                          416            1,226
                                                    --------        ---------
                                                    $ 20,093        $  21,358
                                                    ========        =========

                 Liabilities and Partners' Capital (Deficit)
                 -------------------------------------------

   Current liabilities                              $ 12,213        $   1,199
   Other liabilities                                     295              272
   Long-term debt, less current portion                8,031           19,600
   Partnership's share of combined capital
      (deficit)                                        (349)              160
   Co-venturers' share of combined capital
      (deficit)                                         (97)              127
                                                    -------         ---------
                                                    $20,093         $  21,358
                                                    =======         =========

                  Reconciliation of Partnership's Investment
                  ------------------------------------------

                                                       1996             1995
                                                       ----             ----

   Partnership's share of capital
     (deficit), as shown above                       $  (349)       $     160
   Excess basis due to investment in
     ventures, net (1)                                   127              252
   Allowance for possible investment
     loss recorded by Partnership (2)                   (588)               -
                                                     -------        ---------
   Investment in joint ventures, at equity           $  (810)       $     412
                                                     =======        =========

(1) At September 30, 1996 and 1995, the Partnership's investment exceeds its share of the combined joint venture capital accounts and liabilities by approximately $127,000 and $252,000, respectively. These amounts, which relate to certain expenses incurred by the Partnership in connection with acquiring its joint venture investments, are being amortized on a straight-line basis over the estimated remaining holding period of the properties.

(2) During fiscal 1996, the Partnership recognized a provision for possible investment loss of $588,000 to adjust the carrying value of its joint venture investment in the Norman Crossing Shopping Center to its estimated net realizable value (see discussion below).

                    Condensed Combined Summary of Operations
              For the years ended September 30, 1996, 1995 and 1994
                                 (in thousands)

                                                1996        1995        1994
                                                ----        ----        ----

   Rental revenues and expense recoveries     $ 3,864     $ 3,786     $ 3,668
   Interest and other income                      176         170         155
                                              -------     -------     -------
                                                4,040       3,956       3,823

   Interest expense                             1,516       1,609       1,559
   Property operating expenses                  2,334       2,048       2,177
   Depreciation and amortization                  853         864         976
                                             --------    --------    --------
                                                4,703       4,521       4,712
                                             --------    --------    --------
   Net loss                                  $   (663)   $   (565)   $   (889)
                                             ========    =========   ========

   Net loss:
     Partnership's share of combined
      operations                             $   (586)   $   (566)   $ (1,025)
     Co-venturers' share of combined
      operations                                  (77)          1         136
                                             --------    --------    --------
                                             $   (663)   $   (565)   $   (889)
                                             ========    =========   ========

             Reconciliation of Partnership's Share of Operations
             ---------------------------------------------------

                                                1996        1995        1994
                                                ----        ----        ----

   Partnership's share of combined operations,
     as shown above                           $  (586)   $   (566)    $(1,025)
   Amortization of excess basis                  (126)        (11)        (11)
                                              -------    ---------   --------
   Partnership's share of ventures' losses    $  (712)   $   (577)   $ (1,036)
                                              =======    =========   ========

   The joint ventures are subject to partnership agreements which determine the distribution of available funds, the disposition of the ventures' assets and the rights of the partners, regardless of the Partnership's percentage ownership interest in the venture. Substantially all of the Partnership's investments in these joint ventures are restricted as to distributions.

   Investment in joint ventures, at equity on the balance sheet is comprised of the following joint venture investments (in thousands):

                                                     1996              1995
                                                     ----              ----

   Daniel Meadows II General Partnership         $     10            $     19
   Spinnaker Bay Associates                        (1,498)             (1,082)
   Maplewood Drive Associates                         428                 548
   Norman Crossing Associates                         250                 927
                                                 --------            --------
                                                 $   (810)           $    412
                                                 ========            ========

    The Partnership received cash distributions from the ventures as set forth below (in thousands):

                                                1996        1995        1994
                                                ----        ----        ----

     Daniel Meadows II General Partnership    $     -    $     61     $   200
     Spinnaker Bay Associates                       -         160           -
     Maplewood Drive Associates                     -           -         198
     Norman Crossing Associates                     -           -           -
                                              -------    --------     -------
                                              $     -    $    221     $   398
                                              ======     ========     =======

    A description of the ventures' properties and the terms of the joint venture agreements are summarized as follows:

      Daniel Meadows II General Partnership
      -------------------------------------

    On October 15, 1987, the Partnership acquired a general partnership interest in Daniel Meadows II General Partnership (the "Joint Venture"), a Virginia general partnership which was formed to develop, own and operate The Meadows in the Park Apartments, a 200-unit apartment complex located in Birmingham, Alabama. The Partnership's co-venture partner is an affiliate of Daniel Realty Company.

    The aggregate cash investment by the Partnership for its interest was approximately $3,754,000 (including an acquisition fee of $223,000 paid to the Adviser). On July 20, 1989, the Partnership paid $215,000 in additional capital contributions to the joint venture pursuant to the terms of the Partnership agreement. These funds were subsequently paid to Daniel Realty Company in final settlement of the contingent portion of the purchase price of the property. The project is encumbered by a nonrecourse first mortgage loan with a principal balance of approximately $5,411,000 at September 30, 1996. The mortgage debt, in the initial principal amount of $5,500,000, bears interest at a variable rate equal to the 30-day LIBOR rate plus 2.25% (equivalent to a rate of approximately 7.6875% per annum as of September 30, 1996). The loan requires monthly interest and principal payments based on a 25-year amortization schedule and is scheduled to mature on February 5, 2000.

    During fiscal 1991, the Partnership discovered that certain materials used to construct the operating property were manufactured incorrectly and would require substantial repairs. During fiscal 1992, the Meadows joint venture engaged local legal counsel to seek recoveries from the venture's insurance carrier, as well as various contractors and suppliers, for the venture's claim of damages, which were estimated at between $1.6 and $2.1 million, not including legal fees and other incidental costs. During fiscal 1993, the insurance carrier deposited approximately $522,000 into an escrow account controlled by the venture's mortgage lender in settlement of the undisputed portion of the venture's claim. During fiscal 1994, the insurer agreed to enter into non-binding mediation towards settlement of the disputed claims out of court. On October 3, 1994, the joint venture verbally agreed to settle its claims against the insurance carrier, architect, general contractor and the surety/completion bond insurer for $1,714,000, which was in addition to the $522,000 previously paid by the insurance carrier. These settlement proceeds were escrowed with the mortgage holder, which agreed to release such funds as needed for structural renovations. The loan was to be fully recourse to the joint venture and to the partners of the joint venture until the repairs were completed, at which time the entire obligation becomes non-recourse. As of September 30, 1996, $1,491,000 had been disbursed from the fiscal 1995 settlement proceeds for the renovations, which were completed during fiscal 1996. In addition, included in rental income in the above condensed combined summary of ventures' operations is $109,000 and $165,000 during fiscal 1996 and 1995, respectively, of income attributed to rent loss recovery for the apartment units taken out of service to complete interior renovations. The cost of all structural renovations including rent losses sustained during completion of the renovations exceeded the insurance proceeds received by $51,000, which was recorded as a loss in the venture's financial statements during fiscal 1996. The Joint Venture Agreement provides that from available cash flow, after the repayment of any optional loans made by the partners, the Partnership will receive an 8% per annum cumulative preferred return on its funded capital contributions ($3,788,000 at September 30, 1996) during the period from October 14, 1987 to April 30, 1990 (the "Guaranty Period"), a cumulative preferred return of 8% from May 1, 1990 to September 30, 1990; a cumulative preferred return of 9% from October 1, 1990 to September 30, 1992 and a 10% cumulative preferred return thereafter. The general partners of the co-venturer personally guaranteed payment of the Partnership's return through April 30, 1990. Under the terms of the Agreement, the general partners of the co-venturer were required to contribute capital of $141,562 to fund deficits in the Partnership's preference return during fiscal 1990 (through the end of the Guaranty Period). As of September 30, 1996, the co-venturer was obligated to make additional capital contributions of $96,822 with respect to shortfalls which accumulated through the expiration of the Guaranty Period. Such amount is not recorded in the venture's financial statements. Any excess cash remaining, after payment to the Partnership of its preferred distribution, will be distributed 60% to the Partnership and 40% to the co-venturer. In addition, the Partnership is entitled to receive $2,500 annually as an investor servicing fee.

    The Joint Venture Agreement generally provides that net sale proceeds, as defined, shall be distributed (after payment of mortgage debt and other indebtedness of the Joint Venture) as follows and in the following order of priority: (1) to repay accrued interest and principal, in that order, on any optional loans made by the partners, (2) to the Partnership in the amount of any unpaid cumulative preferred return ($2,150,000 as of September 30, 1996), (3) to the Partnership until it has received cumulative distributions equal to 115% of its funded capital contributions, (4) 100% to co-venturer until they receive distributions equal to $375,000, (5) 70% to the Partnership and 30% to co-venturer until $2,000,000 has been cumulatively distributed and (6) thereafter, the balance, if any, 60% to the Partnership and 40% to the co-venturer.

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

    Spinnaker Bay Associates
    ------------------------

    On June 10, 1988, the Partnership acquired a general partnership interest in Spinnaker Bay Associates (the "Joint Venture"), a California general partnership, which was formed to own and operate the Bay Club Apartments and Spinnaker Landing Apartments, two complexes located in Des Moines, Washington comprised of 88 units and 66 units, respectively. The Partnership's co-venture partner is an affiliate of Pacific Union Investment Corporation.

    The aggregate cash investment by the Partnership for its interest was approximately $2,415,000 (including an acquisition fee of $310,000 paid to the Adviser). Construction-related defects were discovered at both the Bay Club and Spinnaker Landing apartment complexes during fiscal 1991. The deficiencies and damages included lack of adequate fire blocking materials in the walls and other areas and insufficient structural support, as required by the Uniform Building Code. During 1991, Spinnaker Bay Associates participated as a plaintiff in a lawsuit filed against the developer, which also involved certain other properties constructed by the developer. The suit alleged, among other things, that the developer failed to construct the buildings in accordance with the plans and specifications, as warranted, used substandard materials and provided inadequate workmanship. The joint venture's claim against the developer was settled during fiscal 1991 for $1,350,000. Such funds were received in December of 1991 and were recorded by the joint venture as a reduction in the basis of the operating properties. From the proceeds of this settlement, $450,000 was paid to legal counsel in connection with the litigation and was capitalized as an addition to the carrying value of the operating properties. In addition to the cash received at the time of the settlement, the venture received a note in the amount of $161,500 from the developer which was due in 1994. During fiscal 1993, the venture agreed to accept a discounted payment of $113,050 in full satisfaction of the note if payment was made by December 31, 1993. The developer made this discounted payment to the venture in the first quarter of fiscal 1994. In addition, during fiscal 1994 the venture received additional settlement proceeds totalling approximately $351,000 from its pursuit of claims against certain subcontractors of the development company and other responsible parties. Additional settlement proceeds totalling approximately $402,000 were collected during fiscal 1995. As of September 30, 1995, all claims had been settled and no additional proceeds were anticipated.

    As part of the initial settlement, the venture also negotiated a loan modification agreement which provided the majority of the additional funds needed to complete the repairs to the operating properties and extended the maturity date for repayment of the obligation to December 1996. Under the terms of the loan modification, which was executed in December 1991, the lender agreed to loan to the joint venture 80% of the additional amounts necessary to complete the repair of the properties up to a maximum of $760,000. Advances through the completion of the repair work totalled approximately $617,000. The loan modification agreement also required the lender to defer all past due interest and all of the interest due through July 1, 1993, which was added to the loan principal. Additional amounts owed to the lender as a result of the deferred payments, including accrued interest, totalled approximately $1,300,000 as of September 30, 1996. The total obligation to the first mortgage holder for both properties totalled $6,153,000 as of September 30, 1996. The repairs to the operating investment properties, which were completed during fiscal 1994, net of insurance proceeds, were capitalized or expensed in accordance with the joint venture's normal accounting policy for such items.

     In May 1996, Spinnaker Bay Associates did not make its required debt service payments under the mortgage loan agreements and the loans went into default. Effective September 18, 1996, the venture partners entered into a Property Disposition Agreement with the lender. Under the terms of the agreement, the lender agreed to delay foreclosure of the properties for five months to provide the venture with an opportunity to complete a sale. Any sale of the properties is expected to be for an amount significantly below the outstanding debt balance. However, under the terms of the agreement with the lender, the Partnership and the co-venture partner can qualify to receive a nominal payment from the sales proceeds if a sale is completed by the end of the second quarter of fiscal 1997 and certain other conditions are met. As part of the agreement, a receiver was appointed for the property and will be responsible for the collection of rents and the payment of operating expenses through the end of the forbearance period. These conditions raise substantial doubt about the venture's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The total assets, total liabilities, gross revenues and total expenses of Spinnaker Bay Associates included in the above condensed combined balance sheet and summary of operations as of and for the year ended September 30, 1996 amounted to $4,871,000, $6,489,000, $950,000 and
     $1,358,000, respectively.

     In December 1996, the Spinnaker Bay joint venture executed a purchase and sale agreement with an unrelated third party to sell the properties for an amount less than the total debt obligation. If the transaction were to close and the conditions referred to above were met, the Partnership could end up receiving a nomimal amount from the proceeds of the sale transaction. However, the sale remains contingent upon the buyer's due diligence and the receipt of a financing commitment. Accordingly, there are no assurances that the transaction will be consummated. The Partnership has a large negative carrying value for its investment in Spinnaker Bay Associates as of September 30, 1996 because prior year equity method losses and distributions have exceeded the Partnership's investments in the venture. Consequently, the Partnership will recognize a gain upon either the sale or the foreclosure of the operating investment properties.

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

    The Joint Venture entered into a property management contract with an affiliate of the co-venturer, cancellable at the option of the Partnership upon the occurrence of certain events. The management fee is equal to the greater of 5% of gross rents collected from the property or $3,000 a month. In addition, under an amendment to the joint venture agreement and as consideration for services provided in conjunction with the litigation discussed above, the venture paid the manager a fee of $29,000 and $21,000 during fiscal 1995 and 1994, respectively. No such fee was paid during 1996.

    Maplewood Drive Associates
    --------------------------

    On June 14, 1988, the Partnership acquired a general partnership interest in Maplewood Drive Associate (the "Joint Venture") which was formed to own and operate Maplewood Park Apartments, a 144-unit apartment complex located in Manassas, Virginia. The Partnership's co-venture partner is Maplewood Associates Limited Partnership, an affiliate of Amurcon
    Corporation of Virginia.

     The original aggregate cash investment by the Partnership for its interest was approximately $2,563,000 paid to the Joint Venture. Approximately $800,000 of such amount was used to fund the Guaranty Escrow, $50,000 was placed in a reserve to pay for the cost of certain improvements and the remaining portion of such amount was distributed to the co-venturer. The Partnership also paid the Adviser an acquisition fee in the amount of $143,000 in connection with acquiring the investment. The property is encumbered by a nonrecourse first mortgage note with a balance of
     $5,545,000 at September 30, 1996. The mortgage debt secured by the Maplewood Park Apartments was provided with tax-exempt revenue bonds issued by a local housing authority. The bonds are secured by a standby letter of credit issued to the joint venture by a bank. The letter of credit, which is scheduled to expire in October 1998, is secured by a first mortgage on the venture's operating property. The revenue bonds bear interest at a floating rate that is determined daily by a remarketing agent based on comparable market rates for similar tax-exempt obligations. Such rates generally fluctuated between 3.5% and 4.5% per annum during fiscal 1996. In addition, the venture is obligated to pay a letter of credit fee, a remarketing fee and a housing authority fee under the terms of the financing agreement. The operating property produces excess net cash flow after the debt service and related fees due under the terms of the bond financing arrangement because of the low tax-exempt interest rate paid on the bonds. However, as part of the joint venture agreement the Partnership's co-venture partner receives a guaranteed cash distribution on a monthly basis to the extent that the interest cost of the venture's debt is less than 8.25% per annum. Conversely, the co-venture partner is obligated to contribute funds to the venture to the extent that the interest cost exceeds 8.25%. Over the past three years, the interest rate differential distributions to the co-venturer under the foregoing arrangement have averaged $189,000 per year. As of September 30, 1996, the Partnership and the co-venturer were not in agreement regarding the cumulative cash flow distributed to the co-venturer pursuant to this interest rate differential calculation. The Partnership believes that the co-venturer has received an additional $79,000 over the amount it is entitled to under the terms of the joint venture agreement through September 30, 1996. The ultimate resolution of this dispute cannot be determined at the present time.

     Since all of the economic benefits of the Maplewood joint venture currently accrue to the co-venture partner in the form of the interest rate differential payments described above, management concluded that continued funding of the venture's annual cash flow deficits would not be prudent in light of the Partnership's limited remaining cash reserves. Subsequently, management has made a proposal to the co-venture partner to sell the Partnership's interest in the joint venture, but no agreement has been reached to date. Furthermore, at the present time the co-venture partner has not funded a required December 1996 principal payment on the first mortgage loan, which could result in the venture being declared in default of the mortgage loan agreement. The current estimated market value of the Maplewood property, while higher than the property's carrying value, is at or below the amount of the outstanding principal balance owed on the first mortgage loan. As a result, even if the payment default were to be cured, there are no assurances that the letter of credit underlying the mortgage loan will be renewed upon its expiration. The ultimate outcome of this situation cannot be determined at the present time. The net carrying value of the Partnership's investment in the Maplewood joint venture was $428,000 as of September 30, 1996. Management believes that this net carrying value is recoverable if a sale agreement can be reached with the co-venture partner or if the co-venture partner cures the principal payment deliquency and the letter of credit can be extended. If, however, a sale agreement cannot be achieved and a foreclosure of the operating property results, the Partnership would recognize a loss equal to its remaining investment balance.

    The co-venturer unconditionally guaranteed, for a 60-month period (the Guaranty Period), to fund cash to the Joint Venture in an amount necessary to fund any Joint Venture negative net cash flows, as defined, and to ensure that the Joint Venture had sufficient funds to distribute to the Partnership, on a monthly basis, no less than an 8% per annum preferred return on the Partnership's Net Investment of $2,350,000. Amounts contributed by the co-venturer pursuant to the foregoing guaranty through June 14, 1991 were treated as Non-Refundable Capital Contributions. From June 15, 1991 to June 14, 1993, amounts contributed by the co-venturer under the terms of the guaranty are treated as Refundable Guaranty Contributions, bearing interest at 10% per annum. Refundable Guaranty Contributions totalled $532,129 through the end of the guaranty period. After June 14, 1993, when the Joint Venture requires funds to meet its cash needs, the Partnership and the co-venturer were to contribute the funds required ("Additional Contributions") in the proportions of 70% and 30%, respectively. Such contributions will bear interest at 1% per annum over the prime rate of a certain bank.

    During the life of the joint venture, with certain exceptions, the co-venturer's share of any distributable funds, as defined in the Joint Venture Agreement, are to be deposited in an escrow account to be used solely to make required principal payments on the joint venture's outstanding debt. Amounts actually used from such escrow account to make principal payments shall be considered capital contributions ("Mandatory Capital Contributions"). No Mandatory Contributions were made during the three-year period ended September 30, 1996. To the extent that the total cost of debt, as defined in the Joint Venture Agreement, exceeds a simple interest rate of 8.25% per annum, the co-venturer is obligated to make contributions in the amount of such excess ("Interest Rate Contributions").

    Net cash flow from operations of the Joint Venture is to be distributed monthly in the following order of priority: (1) 100% to the co-venturer to the extent that the cost of debt to the Joint Venture is less than 8.25%;
    (2) 100% to the Partnership until the Partnership has received distributions pursuant to the Partnership Agreement equal to an 8% per annum cumulative return on the Partnership's Net Investment of $2,350,000; (3) during the Guaranty Period only, 100% to the co-venturer to the extent of the excess, if any, of $15,667 over the amount distributed to the Partnership during any month from the Guaranty Escrow; (4) 100% to the Partnership until the Partnership has received certain cumulative distributions per the
    Partnership Agreement; (5) 100% to pay accrued interest on Additional Contributions and (6) the balance, if any, is to be distributed 70% to the Partnership and 30% to the co-venturer. As of September 30, 1996, the Partnership and the co-venturer were not in agreement regarding the cumulative cash flow distributed to the co-venturer pursuant to (1) above. The Partnership believes that the co-venturer has received an additional $79,000 over the amount it is entitled to under the terms of the Joint Venture Agreement through September 30, 1996. The ultimate resolution of this dispute cannot be determined at the present time.

    Taxable income, after certain specific allocations of income and expense, is generally allocated to the Partnership and the co-venturer in any year to the extent of and in the same proportions as actual cash distributions from operations, with any remaining income being allocated 70% to the Partnership and 30% to the co-venturer. In the event there are no distributable funds from operations, net income is allocated 70% to the Partnership and 30% to the co-venturer. Tax losses are generally allocated 99% to the Partnership and 1% to the co-venturer. Allocations of income and loss for financial reporting purposes have been made in conformity with the allocations of taxable income or loss.

    Net  proceeds  from  the  sale  or  refinancing  of the  Property  would  be distributed in the following order of priority: (1) 100% to the venture partners to repay accrued interest and principal on any Additional Contributions (2) 100% to repay accrued interest and principal on Refundable Guaranty Contributions, as defined, made to the Joint Venture; (3) 100% to the Partnership to the extent of any unpaid cumulative preference return;
    (4) 100% to the Partnership in an amount equal to $2,605,000; (5) 100% to the co-venturer in the amount of any previously unreturned Mandatory Capital Contributions made to the Joint Venture; (6) 100% to the co-venturer in an amount equal to $150,000; and (7) the balance, if any, 70% to the Partnership and 30% to the co-venturer.

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

    Norman Crossing Associates
    --------------------------

    On September 15, 1989, the Partnership acquired a general partnership interest in Norman Crossing Associates (the "Joint Venture"), a North Carolina general partnership which was formed to own and operate the Norman Crossing Shopping Center, a 52,000 square foot shopping center located in Charlotte, North Carolina. The Partnership's co-venture partner is an affiliate of the Paragon Group.

    The aggregate cash investment by the Partnership for its interest in Phase I was approximately $1,261,000 (including an acquisition fee of $71,000 paid to the Adviser). The project is encumbered by a nonrecourse first mortgage loan of approximately $2,715,000 at September 30, 1996. This mortgage loan is scheduled to mature in November 2002. In October 1993, the property's anchor tenant vacated the shopping center. The tenant, which occupied 26,752 square feet of the property's net leasable area, is a national credit grocery store chain which is still obligated under the terms of its lease which runs through the year 2007. To date, all rents due from this tenant have been collected. Nonetheless, the anchor tenant vacancy resulted in several tenants receiving rental abatements during fiscal 1995 and has had an adverse effect on the ability to lease other vacant shop space. During the last quarter of fiscal 1995, the former anchor tenant reached an agreement to sub-lease its space to a new tenant. This new sublease tenant is a health club operator which occupies 20,552 square feet of the former anchor's space and will sublease the remaining 6,200 square feet. As a result of the new health club tenant opening for business in February 1996, the rental abatements granted to the other tenants have been terminated. However, the long-term impact of this subleasing arrangement on the operations of the property remains uncertain at this time. The joint venture may have to continue to make tenant improvements and grant rental concessions in order to maintain a high occupancy level. Funding for such improvements, along with any operating cash flow deficits incurred during this period of re-stabilization for the shopping center, would be provided primarily by the Partnership. During fiscal 1996, the Partnership funded cash flow deficits of approximately $16,000 to the joint venture. The Partnership is prepared to fund any additional operating deficits of the Norman Crossing joint venture in the near-term. However, given the Partnership's limited capital resources, the Partnership cannot fund such deficits indefinitely. Consequently, the Partnership may look to sell the operating property or its interest in the joint venture in the near future. At the present time, market values for retail shopping centers in certain markets are being adversely impacted by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. Based on the current estimated fair value of the Norman Crossing Shopping Center, a sale under the current market conditions would not result in any significant proceeds above the mortgage loan balance. In light of the above circumstances and a resulting reassessment of the Partnership's likely remaining holding period for the Norman Crossing investment, the Partnership recorded an allowance for possible investment loss of $588,000 in fiscal 1996 to write down the net carrying value of the equity interest to management's estimate of its net realizable value as of September 30, 1996.

    The Joint Venture Agreement provides that from available cash flow the Partnership will receive an 8% per annum cumulative preference return on $1,115,000 during the period from September 15, 1989 to September 14, 1992 (the "Guaranty Period"); a cumulative preference return of 9% from September 15, 1992 to September 14, 1993; and a 10% cumulative preference return thereafter, payable monthly from available cash flow, as defined. The general partners of the co-venturer have personally guaranteed a 7.5% minimum return on the Partnership's net investment of $1,115,000 through September 14, 1992. Any excess cash remaining, after payment to the Partnership of its distribution, will first be used to pay interest, but not principal, compounded annually on additional loans made by the Partnership and the co-venturer. Any remaining cash flow shall be distributed 80% to the Partnership and 20% to the co-venturer. As of September 30, 1996, there was a cumulative unpaid distribution of $419,000. The cumulative preferred distribution will be paid to the Partnership if and when there is available future cash flow. Accordingly, such amount is not accrued in the venture's financial statements.

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

6.    Mortgage Debt Payable
      ---------------------

    Mortgage debt payable at September 30, 1995 consisted of (in thousands):

                                                               1995
                                                               ----

     Permanent  mortgage loan secured by
     the Marriott  Suites  Hotel-Newport
     Beach   (see   Note   4),   bearing
     interest  at 10.09%  per annum from
     disbursement   through  August  10,
     1992. Interest accrued at 9.59% per
     annum from August 11, 1992  through
     August  10,  1995 and at a variable
     rate of adjusted  LIBOR (5.9141% at
     September  30,  1995),  as defined,
     plus 2.5% per annum from August 11,
     1995 until maturity.  On August 11,
     1996  the   balance  of   principal
     together   with  all   accrued  but
     unpaid  interest  thereon was to be
     due. See discussion below.                             $32,060

     Nonrecourse senior promissory notes
     payable,   bearing  interest  at  a
     variable  rate  of  adjusted  LIBOR
     (5.9141% at September 30, 1996), as
     defined,   plus  one   percent  per
     annum. Payments on the loan were to
     be made from available cash flow of
     the Newport Beach  Marriott  Suites
     Hotel (see discussion below).                            4,000
                                                            -------
                                                            $36,060
                                                            =======

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

    An additional loan facility from the existing lender of up to $4,000,000 was available to be used to pay expected debt service shortfalls after August 11, 1992. Interest on the new loan facility was payable currently to the extent of available cash flow from Hotel operations. Interest deferred due to the lack of available cash flow could be added to the principal balance of the new loan until the loan balance reached the $4,000,000 limitation. As of March 31, 1995, the Partnership had exhausted the entire $4,000,000 of this additional loan facility. On April 11, 1995, the Partnership received a default notice from the lender. Under the terms of the loan agreement, as of April 25, 1995 additional default interest accrued at a rate of 4% per annum on the loan amount of $32,060,518 and the additional loan facility of $4,000,000. The Partnership continued to remit the net cash flow produced by the Hotel to the lender after reaching the limitation on the additional loan facility. However, subsequent to the date of the default, the Partnership suspended the monthly supplemental payments referred to above. On February 19, 1996, the first mortgage loan on the property was purchased by a new lender, and the Partnership subsequently received formal notice of default from this new lender. Subsequently, the Partnership received a notice of a foreclosure sale scheduled for August 7, 1996, at which time title to the Hotel was transferred to the mortgage lender. Given the significant deficiency which existed between the estimated fair value of the Hotel and the outstanding indebtedness, management believed that it would not be prudent to use any of the Partnership's capital resources to cure the default or contest the foreclosure action without substantial modifications to the loan terms which would afford the Partnership the opportunity to recover such additional investments plus a portion of its original investment in the Hotel. See Note 4 for a discussion of the gains and losses resulting from this foreclosure transaction.

7.  Legal Proceedings
    -----------------

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

      The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in PaineWebber Income Properties Eight Limited Partnership, PaineWebber, Eighth Income Properties, Inc. and PA1986 (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3)
    marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in PaineWebber Income Properties Eight Limited Partnership, also alleged that following the sale of the partnership interests, PaineWebber, Eighth Income Properties, Inc. and PA1986 misrepresented financial information about the Partnerships value and performance. The amended complaint alleged that PaineWebber, Eighth Income Properties, Inc. and PA1986 violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and a ruling by the court as a result of this final hearing is currently pending.

      In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages against PaineWebber.

      In June 1996, approximately 50 plaintiffs filed an action entitled Bandrowski v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests, including those offered by the Partnership. The complaint is substantially similar to the complaint in the Abbate action described above, and sought compensatory damages of $3.4 million plus punitive damages.

      Mediation with respect to the Abbate and Bandrowski actions described above was held in December 1996. As a result of such mediation, a tentative settlement between PaineWebber and the plaintiffs was reached which would provide for complete resolution of both actions. PaineWebber anticipates that releases and dismissals with regard to these actions will be received by February 1997.

      Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation described above. However, PaineWebber has agreed not to seek indemnification for any amounts it is required to pay in connection with the settlement of the New York Limited Partnership Actions. At the present time, the General Partners cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements.

                        REPORT OF INDEPENDENT AUDITORS





The Partners of
Paine Webber Income Properties Eight Limited Partnership:

     We have audited the accompanying combined balance sheets of the Combined Joint Ventures of Paine Webber Income Properties Eight Limited Partnership as of September 30, 1996 and 1995, and the related combined statements of operations and changes in venturers' capital (deficit), and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Combined Joint Ventures of Paine Webber Income Properties Eight Limited Partnership at September 30, 1996 and 1995, and the combined results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.







                                                      /s/ ERNST & YOUNG LLP
                                                      ---------------------
                                                      ERNST & YOUNG LLP



Boston, Massachusetts
December 26, 1996

                          COMBINED JOINT VENTURES OF
           PAINE WEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP

                           COMBINED BALANCE SHEETS
                         September 30, 1996 and 1995
                                (In thousands)

                                    Assets
                                    ------

                                                            1996        1995
                                                            ----        ----
Current assets:
   Cash and cash equivalents                               $  285     $   116
   Escrow deposits                                            231         206
   Accounts receivable                                         52          31
   Prepaid expenses                                            34          38
   Properties held for sale, net                            4,820           -
                                                          -------     -------
      Total current assets                                  5,422         391

Operating investment properties:
   Land                                                     4,126       4,882
   Buildings, improvements and equipment                   17,055      22,749
                                                          -------     -------
                                                           21,181      27,631
   Less accumulated depreciation                           (6,926)     (7,890)
                                                          -------     -------
      Net operating investment properties                  14,255      19,741

Restricted cash                                               205         981
Deferred expenses and other assets                            211         245
                                                          -------     -------
                                                          $20,093     $21,358
                                                          =======     =======

                 Liabilities and Venturers' Capital (Deficit)
                 --------------------------------------------
Current liabilities:
   Current portion of long-term debt                      $11,793     $   222
   Accounts payable                                           160         722
   Accounts payable - affiliates                               48          47
   Accrued real estate taxes                                   54          55
   Accrued interest                                            70          74
   Tenant security deposits                                    58          54
   Deferred rental revenue                                     14          11
   Distributions payable to venturers                          16          14
                                                          -------     -------
      Total current liabilities                            12,213       1,199

Notes payable to venturers                                    261         248

Other liabilities                                              34          24

Long-term debt                                              8,031      19,600

Venturers' capital (deficit)                                 (446)        287
                                                          -------     -------
                                                          $20,093     $21,358
                                                          =======     =======




                           See accompanying notes.

                          COMBINED JOINT VENTURES OF
           PAINE WEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP

 COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN VENTURERS'  CAPITAL (DEFICIT)
            For the years ended September 30, 1996, 1995 and 1994
                                (In thousands)

                                                1996         1995        1994
                                                ----         ----        ----
Revenues:
  Rental income and expense recoveries         $3,864      $3,786      $3,668
  Interest and other income                       176         170         155
                                               ------      ------      ------
                                                4,040       3,956       3,823

Expenses:
  Interest expense                              1,516       1,609       1,559
  Depreciation expense                            841         860         966
  Real estate taxes                               356         330         271
  Repairs and maintenance                         682         537         653
  Salaries and related expenses                   142         140         138
  Utilities                                       265         246         251
  General and administrative                      655         613         682
  Management fees                                 183         182         182
  Amortization expense                             12           4          10
  Loss due to structural repairs                   51           -           -
                                               ------      ------     -------
                                                4,703       4,521       4,712
                                               ------      ------     -------

Net loss                                         (663)       (565)       (889)

Contributions from venturers                      107         106          70

Distributions to venturers                       (177)       (160)       (677)

Venturers' capital, beginning of year             287         906       2,402
                                               ------      ------     -------

Venturers' capital (deficit), end of year     $  (446)     $  287     $   906
                                              =======      ======     =======


















                           See accompanying notes.

                           COMBINED JOINT VENTURES OF
            PAINE WEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP
                        COMBINED STATEMENT OF CASH FLOWS
             For the years ended September 30, 1996, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                1996        1995        1994
                                                ----        ----        ----

Cash flows from operating activities:
   Net loss                                    $ (663)     $ (565)   $   (889)
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
      Depreciation and amortization               853         864         976
      Interest converted into note payable        204         108         107
      Interest added to partner loans              13          14          90
      Changes in assets and liabilities:
         Escrow deposits                          (25)          3         243
         Restricted cash                          776        (832)        167
         Accounts receivable                      (21)          5          (4)
         Prepaid expenses                           4          12          (5)
         Deferred expenses and other assets        22          26          45
         Accounts payable                        (562)        528          24
         Accounts payable - affiliates              1          (1)          1
         Accrued real estate taxes                 (1)          4           3
         Distributions payable to partners          2          (3)         (4)
         Deferred rental revenue                    3          (1)          7
         Other liabilities                         10          (6)        (40)
         Accrued interest                          (4)         35        (141)
         Tenant security deposits                   4           5           5
                                               ------      ------    --------
            Total adjustments                   1,279         761       1,474
                                               ------      ------    --------
            Net cash provided by
              operating activities                616         196         585
                                               ------      ------    --------

Cash flows from investing activities:
   Receipt of insurance recoveries                  -         542         464
   Additions to operating investment
      properties                                 (175)       (326)       (326)
                                               ------      ------    --------
            Net cash (used in) provided
              by investing activities            (175)        216         138
                                               ------      ------    --------


Cash flows from financing activities:
   Capital contributions                          107          89          70
   Distributions to venturers                    (177)       (160)       (682)
   Advances from venturers                          -          61          84
   Repayment of advances from venturers             -        (315)          -
   Proceeds from issuance of long-term debt         -       5,364           -
   Repayment of long-term debt                   (202)     (5,552)       (192)
                                               ------      ------     -------
            Net cash used in financing
              activities                         (272)       (513)       (720)
                                               ------      ------     -------

Net increase (decrease) in cash and
   cash equivalents                               169        (101)          3

Cash and cash equivalents,
   beginning of year                              116         217         214
                                               ------      ------     -------

Cash and cash equivalents, end of year         $  285      $  116     $   217
                                               ======      ======     =======

Cash paid during the year for interest         $1,303      $1,492     $ 1,465
                                               =====       ======     =======

                           See accompanying notes.

                          COMBINED JOINT VENTURES OF
                     PAINE WEBBER INCOME PROPERTIES EIGHT
                             LIMITED PARTNERSHIP
                    Notes to Combined Financial Statements



1.    Organization and Nature of Operations
      --------------------------------------

         The accompanying financial statements of the Combined Joint Ventures of Paine Webber Income Properties Eight Limited Partnership (Combined Joint Ventures) include the accounts of Daniel Meadows II General Partnership, a Virginia general partnership; Spinnaker Bay Associates, a California general partnership; Maplewood Drive Associates, a Virginia general partnership and Norman Crossing Associates, a North Caroling general partnership. The financial statements of the Combined Joint Ventures are presented in combined form due to the nature of the relationship between each of the co-venturers and Paine Webber Income Properties Eight Limited Partnership (PWIP8) which owns a majority financial interest but does not have voting control in each joint venture.

         The dates of PWIP8's acquisition of interests in the joint ventures are as follows:

                                                       Date of Acquisition
                      Joint Venture                        of Interest
                      -------------                        -----------

         Daniel Meadows II General Partnership              10/15/87
         Spinnaker Bay Associates                            6/10/88
         Maplewood Drive Associates                          6/14/88
         Norman Crossing Associates                          9/15/89

     The four joint ventures described above own five operating investment properties, which consist of four multi-family apartment complexes and one retail shopping center. However, as discussed further in Note 3, Spinnaker Bay Associates is currently in default of its mortgage debt obligations and is in jeopardy of having its properties foreclosed upon. These matters raise substantial doubt about the ability of Spinnaker Bay Associates to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the classification of assets or the amounts and classification of liabilities that might result from the possible inability of Spinnaker Bay Associates to continue as a going concern.

2.    Use of Estimates and Summary of Significant Accounting Policies
      ---------------------------------------------------------------

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 1996 and revenues and expenses for the year ended September 30, 1996. Actual results could differ from the estimates and assumptions used.

      Basis of Presentation
      ---------------------

         Certain of the records of the Combined Joint Ventures are maintained on the income tax basis of accounting and are adjusted, principally for depreciation, to conform with generally accepted accounting principles for financial reporting purposes.

    Operating Investment Properties
    -------------------------------

         The operating investment properties are carried at the lower of cost, reduced by accumulated depreciation and certain insurance proceeds, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the investment through expected future cash flows on an undiscounted basis, which may exceed the property's current market value. The net realizable value of a property held for sale approximates its market value. Depreciation expense is computed on a straight-line basis over the estimated useful lives of the buildings, improvements and equipment, generally, five to forty years. Professional fees (including acquisition fees paid to an affiliate of PWIP8), and other costs incurred in connection with the acquisition of the properties have been capitalized and are included in the cost of the land and buildings.

       In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" ("Statement 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Statement 121 is effective for financial statements for years beginning after December 15, 1995. The Combined Joint Ventures will adopt Statement 121 in fiscal 1997 and, based on current circumstances, management does not believe the adoption will have a material effect on results of operations or financial position (see Note 3 for a further discussion.)

    Deferred Expenses
    -----------------

         Deferred expenses consist primarily of loan fees which are being amortized over the terms of the related loans. Such amortization expense is included in interest expense on the accompanying statements of operations.

    Income Tax Matters
    ------------------

         The Combined Joint Ventures are comprised of entities which are not taxable and accordingly, the results of their operations are included on the tax returns of the various partners. Accordingly, no income tax provision is reflected in the accompanying combined financial statements.

    Cash and Cash Equivalents
    -------------------------

         For purposes of the statement of cash flows, the Combined Joint Ventures consider all highly liquid investments with original maturity dates of 90 days or less to be cash equivalents.

    Escrowed and Restricted Cash
    ----------------------------

    In accordance with the joint venture agreements, certain cash balances are restricted for insurance, real estate taxes and tenant security deposits. However, should cash be required for operating expenditures, the partners may modify the joint venture agreements. Included in the cash and cash equivalents balance are the following restricted amounts:

                                                   1996             1995
                                                   ----             ----

       Reserve for tenant security deposits      $     64        $     53
       Reserve for insurance and tax deposits         157             145
       Renovation reserve                               -             719
       Debt service reserve                           110              78
       Replacement reserve                             55             142
       General partner reserve                         50              50
                                                 --------        --------
                                                 $    436        $  1,187
                                                 ========        ========

    The general partner reserve represents a capital contribution made by PWIP8 during fiscal 1992 to be used, if needed, for future capital requirements of the Meadows joint venture. Such funds are to be used at the discretion of PWIP8 and, accordingly, are restricted for such purposes as PWIP8 deems appropriate. In addition, PWIP8 has the right, based on an agreement between the partners, to have the remaining unused portion of this capital contribution returned in full, or in part, at any time.

    Fair Value of Financial Instruments
    -----------------------------------

         The carrying amounts of cash and cash equivalents, escrow deposits, tenant receivables, restricted cash and current liabilities approximate their fair values due to the short-term maturities of these instruments. It is not practicable for management to estimate the fair value of notes payable to venturers without incurring excessive costs because the obligations were provided in non-arm's length transactions without regard to fixed maturities, collateral issues or other traditional conditions and covenants. The fair value of long-term debt is estimated, where applicable, using discounted cash flow analyses, based on the current market rate for similar types of borrowing arrangements (see Note 5).

3.  Joint Ventures
    --------------

    See Note 5 to the financial statements of PWIP8 in this Annual Report for a more detailed description of the joint venture partnerships. Descriptions of the ventures' properties are summarized below:

    a.  Daniel Meadows II General Partnership
        -------------------------------------

         The joint venture owns and operates The Meadows in the Park Apartments, a 200-unit apartment complex located in Birmingham, Alabama. During fiscal 1991, the venture discovered that certain materials used to construct the operating property were manufactured incorrectly and would require substantial repairs. During fiscal 1992, the Meadows joint venture engaged local legal counsel to seek recoveries from the venture's insurance carrier, as well as various contractors and suppliers, for the venture's claim of damages, which were estimated at between $1.6 and $2.1 million, not including legal fees and other incidental costs. During fiscal 1993, the insurance carrier deposited approximately $522,000 into an escrow account controlled by the venture's mortgage lender in settlement of the undisputed portion of the venture's claim. During fiscal 1994, the insurer agreed to enter into non-binding mediation towards settlement of the disputed claims out of court. On October 3, 1994, the joint venture verbally agreed to settle its claims against the insurance carrier, architect, general contractor and the surety/completion bond insurer for $1,714,000, which was in addition to the $522,000 previously paid by the insurance carrier. These settlement proceeds were escrowed with the mortgage holder, which agreed to release such funds as needed for structural renovations. The loan was to be fully recourse to the joint venture and to the partners of the joint venture until the repairs were completed, at which time the entire obligation becomes non-recourse. As of September 30, 1996, $1,491,000 had been disbursed from the fiscal 1995 settlement proceeds for the renovations, which were completed during fiscal 1996. In addition, included in rental income in the accompanying statements of operations is $109,000 and $165,000 during fiscal 1996 and 1995, respectively, of income attributed to rent loss recovery for the apartment units taken out of service to complete interior renovations. The cost of all structural renovations including rent losses sustained during completion of the renovations exceeded the insurance proceeds received by $51,000, which was recorded as a loss in fiscal 1996.

    b.  Maplewood Drive Associates
        --------------------------

     The joint venture owns and operates Maplewood Park Apartments, a 144-unit apartment complex located in Manassas, Virginia. At the present time, the estimated fair value of the venture's operating investment property, while higher than its net carrying value, is below the amount of the outstanding first mortgage loan obligation. Subsequent to year-end, the joint venture failed to make a required principal payment due under the terms of its first mortgage loan on December 2, 1996. Failure to make the required principal payment could result in the venture being declared in default of the mortgage loan agreement. Even if the payment default were to be cured, there are no assurances that the letter of credit underlying the mortgage loan will be renewed upon its expiration in October 1998 (see Note 5).

    c.  Spinnaker Bay Associates
        ------------------------

         The joint venture owns and operates the Bay Club Apartments, a 88-unit apartment complex, and the Spinnaker Landing Apartments, a 66-unit apartment complex, both of which are located in Des Moines, Washington. Construction-related defects were discovered at both the Bay Club and Spinnaker Landing apartment complexes during fiscal 1991. The deficiencies and damages included lack of adequate fire blocking materials in the walls and other areas and insufficient structural support, as required by the Uniform Building Code. During 1991, Spinnaker Bay Associates participated as a plaintiff in a lawsuit filed against the developer, which also involved certain other properties constructed by the developer. The suit alleged, among other things, that the developer failed to construct the buildings in accordance with the plans and specifications, as warranted, used substandard materials and provided inadequate workmanship. The joint venture's claim against the developer was settled during fiscal 1991 for $1,350,000. Such funds were received in December of 1991 and were recorded by the joint venture as a reduction in the basis of the operating properties. From the proceeds of this settlement, $450,000 was paid to legal counsel in connection with the litigation and was capitalized as an addition to the carrying value of the operating properties. In addition to the cash received at the time of the settlement, the venture received a note in the amount of $161,500 from the developer which was due in 1994. During fiscal 1993, the venture agreed to accept a discounted payment of $113,050 in full satisfaction of the note if payment was made by December 31, 1993. The developer made this discounted payment to the venture in the first quarter of fiscal 1994. In addition, during fiscal 1994 the venture received additional settlement proceeds totalling approximately $351,000 from its pursuit of claims against certain subcontractors of the development company and other responsible parties. Additional settlement proceeds totalling approximately $402,000 were collected during fiscal 1995. As of September 30, 1995, all claims had been settled and no additional proceeds were anticipated.

        As part of the initial  settlement,  the venture also  negotiated a loan modification agreement which provided the majority of the additional funds needed to complete the repairs to the operating properties and extended the maturity date for repayment of the obligation to December 1996. Under the terms of the loan modification, which was executed in December 1991, the lender agreed to loan to the joint venture 80% of the additional amounts necessary to complete the repair of the properties up to a maximum of $760,000. Advances through the completion of the repair work totalled approximately $617,000. The loan modification agreement also required the lender to defer all past due interest and all of the interest due through July 1, 1993, which was added to the loan principal. Additional amounts owed to the lender as a result of the deferred payments, including accrued interest, totalled approximately $1,300,000 as of September 30, 1996. The total obligation to the first mortgage holder for both properties totalled $6,153,000 as of September 30, 1996. The repairs to the operating investment properties, which were completed during fiscal 1994, net of insurance proceeds, were capitalized or expensed in accordance with the joint venture's normal accounting policy for such items.

        In May 1996, the joint venture did not make the debt service payments required under its mortgage loan agreement and the loans went into default. Management has been conducting negotiations with the lender in order to sell the properties as satisfaction of the debt and avoid foreclosure (see Note 5). The partners of the joint venture have represented the they will not make contributions to the joint venture to the extent necessary to fund negative cash flows of the joint venture. These factors, as well as others, indicate that the joint venture may be unable to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations as they come due and sustain its operations sufficient to recover its investment in real estate. Other than the classification of the operating investment properties owned by Spinnaker Bay Associates as held for sale as of September 30, 1996, the accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        Properties held for sale, net on the accompanying balance sheet as of September 30, 1996 is comprised of the following historical cost basis amounts, which exceed the estimated fair value of the assets (in thousands):

                        Land                                $    770
                        Buildings and improvements             5,855
                                                            --------
                                                               6,625
                        Less accumulated depreciation         (1,805)
                                                            --------
                                                            $  4,820
                                                            ========


    d.  Norman Crossing Associates
        --------------------------

         The joint venture owned and operates Norman Crossing Shopping Center, a 52,000 square foot shopping center located in Charlotte, North Carolina. In October 1993, the property's anchor tenant vacated the shopping center. The tenant, which occupied 26,752 square feet of the property's net leasable area, is a national credit grocery store chain which is still obligated under the terms of its lease which runs through the year 2007. To date, all rents due from this tenant have been collected. Nonetheless, the anchor tenant vacancy resulted in several tenants receiving rental abatements during fiscal 1995 and has had an adverse effect on the ability to lease other vacant shop space. During the last quarter of fiscal 1995, the former anchor tenant reached an agreement to sub-lease its space to a new tenant. This new sublease tenant is a health club operator which occupies 20,552 square feet of the former anchor's space and will sublease the remaining 6,200 square feet. As a result of the new health club tenant opening for business in February 1996, the rental abatements granted to the other tenants have been terminated. However, the long-term impact of this subleasing arrangement on the operations of the property remains uncertain at this time. The joint venture may have to continue to make tenant improvements and grant rental concessions in order to maintain a high occupancy level. Funding for such improvements, along with any operating cash flow deficits incurred during this period of re-stabilization for the shopping center, would be provided primarily by PWIP8. During fiscal 1996, PWIP8 funded cash flow deficits of approximately $16,000. Management of PWIP8 is prepared to fund the joint venture's operating deficits in the near-term. Based on management's estimates of the venture's future cash flows, the net carrying value of the operating investment property as of September 30, 1996 is recoverable over the expected remaining holding period.

      Allocations of net income and loss
      ----------------------------------

      The agreements generally provide that taxable income and losses (other than those resulting from sales or other dispositions of the projects) will be allocated between PWIP8 and the co-venturers in the same proportions as cash flow distributed from operations, except for certain items which are specifically allocated to the partners, as set forth in the joint venture agreements. Gains or losses resulting from sales or other dispositions of the projects shall be allocated as specified in the joint venture agreements. Allocations of income and loss for financial accounting purposes have been made in accordance with the allocations of taxable income and tax losses as specified in the respective joint venture agreements.

      Distributions
      -------------

      The joint venture agreements generally provide that distributions will be paid on an annual basis first to PWIP8, in specified amounts ranging from $111,500 to $565,000 as a preferred return. After payment of PWIP8's preference return, the agreements generally provide for certain preferred payments, up to specified amounts, to be paid to the co-venturers. Any remaining distributable cash will be paid in proportions ranging from 80% to 60% to PWIP8 and 20% to 40% to the co-venturers, as set forth in the joint venture agreements. See Note 5 to the financial statements of PWIP8 included in this Annual Report for a further discussion.

      As of September 30, 1996, PWIP8 and its co-venture partner in Maplewood Drive Associates were not in agreement regarding the cumulative cash flow distributed to the co-venturer. PWIP8 believes that the co-venturer has received an additional $79,000 over the amount it is entitled to under the terms of the joint venture agreement through September 30, 1996. The ultimate resolution of this dispute cannot be determined at the present time.

      Distributions of net proceeds upon the sale or refinancing of the projects shall be made in accordance with formulas provided in the joint venture agreements.

4.    Related party transactions
      --------------------------

      The Combined Joint Ventures originally executed property management agreements with affiliates of the co-venturers, cancellable at the joint ventures' option upon the occurrence of certain events. The management fees are equal to 4 to 5% of gross receipts, as defined in the agreements.

      The accounts payable - affiliates balances at September 30, 1996 and 1995 consist primarily of working capital advances in excess of negative net cash flows, as defined in the Maplewood Drive Associates joint venture agreement, and amounts relating to the monthly management fees discussed above.

      The notes payable to venturers balances represent advances by the co-venture partner of Spinnaker Bay Associates. The advances bear interest at a rate of 10%. This interest expense has been specifically allocated to the co-venture partner. The joint venture agreement provides that the joint venture's loans and advances from partners will be repaid from cash available for distributions if any.

5.  Long-term debt
    ---------------

    Long-term debt at September 30, 1996 and 1995 consists of the following (in thousands):

                                                           1996        1995
                                                           ----        ----

     Nonrecourse mortgage secured by The
     Meadows  in  the  Park  Apartments.
     Principal  payments,   based  on  a
     25-year  amortization  period,  are
     due  monthly.  Interest  is payable
     monthly based on an annual floating
     rate  of  2.25%   over  the  London
     Interbank  Offered Rate (7.6875% at
     September  30,  1996).   The  joint
     venture may convert to a fixed rate
     at any time during the loan term at
     2.25% over U.S.  Treasury  security
     rates for the remaining term of the
     loan.  The  outstanding   principal
     balance is due in full on  February
     5,  2000.  The  fair  value of this
     mortgage  note   approximates   its
     carrying  value as of September 30,
     1996.                                                $5,411       $5,468

     Note  secured  by a  first  deed of
     trust   on   the   Maplewood   Park
     Apartments  and  an  assignment  of
     rents.  Certain  co-venturers  have
     personally guaranteed $1,418 of the
     outstanding indebtedness.  Interest
     on the Note is  payable  monthly in
     arrears. The interest rate is based
     on money market  conditions  and is
     determined daily by the lender, and
     must  not  be  less   than  2%  nor
     greater  than 14.5%.  The  interest
     rate  on  the  Note  was  3.85%  at
     September   30,  1996.  It  is  not
     practicable  to  estimate  the fair
     value of this  mortgage note due to
     its  current  default  status  (see
     discussion below).                                    5,545        5,635

     Mortgage  loans  secured  by  first
     deeds  of  trust  on the  Bay  Club
     Apartments  and  Spinnaker  Landing
     Apartments  and related  promissory
     notes.  The  loans  and  notes  are
     nonrecourse  to the joint  venture.
     The balance of the  mortgage  loans
     at September  30, 1996 and 1995 was
     $4,747  and  $4,794,  respectively.
     The mortgage loans bear interest at
     a rate  of  9.625%.  Principal  and
     interest   are   payable    monthly
     through  December 31, 1996 based on
     a 27-year amortization schedule. In
     prior  years,  the  mortgage  loans
     were modified to convert all unpaid
     interest on the  mortgage  loans to
     principal in the form of promissory
     notes (the  "Notes").  Also,  under
     the Note  Agreement,  an amount was
     advanced monthly under the Notes to
     permit the  Partnership  to pay the
     interest payments coming due on the
     above   mentioned   mortgage  loans
     through  July 1, 1993.  The balance
     of the Notes at September  30, 1996
     and 1995  was  $1,300  and  $1,181,
     respectively.    The   Notes   bear
     interest   at  a  rate  of  9.625%.
     Payments   equal  to  50%  of  "net
     operating income', as defined,  are
     due  monthly.  Unpaid  interest  is
     added  to   principal.   The  final
     maturity  date is December 31, 1996
     at which time all unpaid  principal
     and  interest  is  due.  It is  not
     practicable  to  estimate  the fair
     value of these  mortgage  loans and
     promissory   notes   due  to  their
     current    default    status   (see
     discussion below).                                    6,153        5,975

     Mortgage note payable  secured by a
     deed  of   trust   on  the   Norman
     Crossing   Shopping   Center.   The
     mortgage  payable bears interest at
     10.5%  through  November  1,  2002.
     Monthly  payments of principal  and
     interest amounting to $26 commenced
     with the payment due March 1, 1994.
     The  remaining   unpaid   principal
     balance  of $2,459  becomes  due on
     November 1, 2002. The fair value of
     this mortgage note approximates its
     carrying  value as of September 30,
     1996.                                                 2,715        2,744
                                                         -------      -------

      Total long-term debt                                19,824       19,822

      Less:  current portion                             (11,793)        (222)
                                                        ---------    --------
                                                        $  8,031     $ 19,600
                                                        ========     ========

       Maturities of long-term debt for each of the next five years and thereafter are as follows:

        1997         $  11,793
        1998               105
        1999               116
        2000             5,245
        2001                48
        Thereafter       2,517
                     ---------
                     $  19,824
                     =========

       In May 1996, Spinnaker Bay Associates did not make its required debt service payments under the mortgage loan agreements and the loans went into default. Effective September 18, 1996, the partners entered into a Property Disposition Agreement with the lender. Under the terms of the agreement, the lender agreed to delay foreclosure of the properties for five months to provide the venture with an opportunity to complete a sale. Any sale of the properties is expected to be for an amount significantly below the outstanding debt balance. However, under the terms of the agreement with the lender, PWIP3 and its co-venture partner can qualify to receive a nominal payment from the sales proceeds if a sale is completed by the end of the second quarter of fiscal 1997 and certain other conditions are met. As part of the agreement, a receiver was appointed for the property and will be responsible for the collection of rents and the payment of operating expenses through the end of the forbearance period.

       In December 1996, the Spinnaker Bay joint venture executed a purchase and sale agreement with an unrelated third party to sell the properties for an amount less than the total debt obligation. If the transaction were to close and the conditions referred to above were met, PWIP3 and its co-venture partner could end up receiving a nomimal amount from the proceeds of the sale transaction. However, the sale remains contingent upon the buyer's due diligence and the receipt of a financing commitment. Accordingly, there are no assurances that the transaction will be consummated.

       In December 1985, Maplewood Drive Associates borrowed $6,100,000 under a tax-exempt Residential Rental Property Revenue Note (the "Note") issued through the Harrisonburg Redevelopment and Housing Authority (the Authority) as issuer and NationsBank, as Note agent. The original principal of the Authority's Note consisted of 6,100 separate components (the "Components') of $1,000 each which have been marketed to investors by NationsBank in return for an annual remarketing fee charged to the Partnership of 3/8 of 1% on the principal amount of the Note outstanding. The investors have the right with seven days' notice to put the Components back to NationsBank for prepayment. Components put back to NationsBank is this way are continuously remarketed. If the Note is converted to a fixed rate of interest, as discussed below, the investors rights to put the Components back to NationsBank terminate.

     The balance of the principal on the Maplewood mortgage note, which matures December 1, 2015, is due in annual installments as stated in the Note Agreement. So long as the Note has not been converted to a fixed interest rate, the joint venture may, upon 35 days advance notice to NationsBank, prepay the Note in whole or in part. Once converted, prepayments are limited to the scheduled annual principal payments provided for in the Note Agreement for a period of three years. Three years to six years after the conversion, at the option of the joint venture and with 30 days' notice to the Component owners, the joint venture may prepay the Note in whole or in part at par plus accrued interest and a redemption premium ranging from 2% to .5%. After the seventh anniversary of the Conversion Date, there is no prepayment premium. Prior to the Conversion Date, the Note is secured with a standby letter of credit (the "Letter of Credit") issued by NationsBank (the "Letter of Credit Bank") pursuant to a Reimbursement and Purchase Agreement and a Note Purchase and Loan Agreement both dated as of December 1, 1985, between the Letter of Credit Bank and the joint venture. The Letter of Credit will permit the Note Agent to draw, on behalf of the owners of Components of the Note, up to $6,600,756. The amount of the Letter of Credit will be reduced as principal of the Note is paid and will expire on October 31, 1998, unless renewed or earlier terminated on the Conversion Date. The joint venture pays an annual letter of credit fee equal to 1.5% of the amount of the letter of credit outstanding.

     The stated maturity date of the Maplewood mortgage note is December 1, 2015; however the Letter of Credit will expire in October 1998, and absent any instructions to the contrary from owners of the Components, the Note Agent will arrange for the prepayment of the Note by the joint venture on or before the expiration date of the Letter of Credit. The expiration date of the Letter of Credit may be extended on terms satisfactory to the Letter of Credit Bank and the joint venture. The agreement provides for an increase in interest rate if an event of taxability (loss of tax-exempt status of the Note) occurs. As discussed in Note 3, subsequent to year-end the Maplewood joint venture failed to make a required principal payment due under the terms of its first mortgage loan on December 2, 1996. Failure to make the required principal payment could result in the venture being declared in default of the mortgage loan agreement. Even if the payment default were to be cured, there are no assurances that the letter of credit underlying the mortgage loan will be renewed upon its expiration. The ultimate outcome of this matter cannot presently be determined.

6.  Rental Revenues
    ---------------

      Norman Crossing Associates has operating leases with tenants which provide for fixed minimum rents and reimbursement of certain operating costs.

      Minimum rental revenues to be received in the future under noncancellable leases are approximately as follows (in thousands):

                  1997        $  355
                  1998           314
                  1999           314
                  2000           299
                  2001           275
                  thereafter   1,694
                              ------
                              $3,251
                              ======


Schedule III - Real Estate and Accumulated Depreciation

            COMBINED JOINT VENTURES OF PAINE WEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP

                            SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION

                                             September 30, 1996
                                               (In thousands)


                                                                                                                      Life on Which
                           Initial Cost of      Costs         Gross Amount at Which Carried at                        Depreciation
                          Partnership        Capitalized                        Close of period                       in Latest
                               Buildings     (Removed)           Buildings                                            Income
                               and          Subsequent to        and               Accumulated  Date of      Date     Statement
Description  Encumbrances Land Improvements Acquisition(1) Land Improvements Total Depreciation Construction Acquired is Computed
-----------  ------------ ---- ------------ -------------- ---- ------------ ----- ------------ ------------ -------- ------------

COMBINED JOINT VENTURES:

Apartment
 Complex     $5,411      $  764   $ 8,171     $ 790       $  779   $ 8,946   $ 9,725  $ 4,032    1987         10/15/87    5-30 yrs.
Birmingham, AL

Apartment
 Complex      5,545       1,905     5,660        -         1,905     5,660     7,565    2,446    1987         6/14/88     5-30 yrs.
Manassas, VA

Apartment
 Complex      6,153         770     3,263    2,592           770     5,855     6,625    1,805    1987         6/10/88     5-30 yrs.
Des Moines, WA

Shopping
Center        2,715       1,442     2,255      194         1,442     2,449     3,891      448    1988         9/15/89     5-30 yrs.
Charlotte,
 NC         -------     -------   -------  -------        -------   -------   ------   ------

Total       $19,824      $4,881   $19,349   $3,576        $4,896    $22,910   $27,806  $8,731
            =======      ======   =======   ======        ======    =======   =======  ======

Notes

(A) The  aggregate  cost of real estate owned at September  30, 1996 for Federal income  tax  purposes  is  approximately  $27,830.
(B) See  Note 4 to  Combined Financial  Statements for a description of the terms of the debt encumbering the properties.
(C) Reconciliation of real estate owned:

                                                        1996               1995               1994
                                                        ----               ----               ----
      Balance at beginning of period                   $27,631           $27,847           $27,985
      Acquisitions and improvements                        175               326               326
      Proceeds from settlements of
      claims regarding construction damages                  -              (542)             (464)
                                                       -------           -------           -------
      Balance at end of period                         $27,806           $27,631           $27,847
                                                       =======           =======           =======

(D) Reconciliation of accumulated depreciation:

      Balance at beginning of period                  $  7,890           $ 7,030           $ 6,064
      Depreciation expense                                 841               860               966
                                                      --------           -------           -------
      Balance at end of period                        $  8,731           $ 7,890           $ 7,030
                                                      ========           =======           =======
