Form 10-Q
period 1996-12-31
PAINEWEBBER INCOME PROPERTIES EIGHT LTD PARTNERSHIP
filed 1997-02-13
CIK 792888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED  DECEMBER 31, 1996

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

           PAINEWEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP
                                 BALANCE SHEETS
              December 31, 1996 and September 30, 1996 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                  December 31   September 30
                                                  -----------   ------------

Cash and cash equivalents                         $   620        $  433
Accounts receivable                                     2             1
Other assets                                            -             9
                                                  -------        ------
                                                  $   622        $  443
                                                  =======        ======

                        LIABILITIES AND PARTNERS' DEFICIT

Accounts payable and accrued expenses             $   42        $    41
Accounts payable - affiliates                          2              2
Equity in losses of joint ventures in
  excess of investments and advances               1,202            810
Partners' deficit                                   (624)          (410)
                                                  ------         ------
                                                  $  622         $  443
                                                  ======         ======



                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
        For the three months ended December 31, 1996 and 1995 (Unaudited)
                                 (In thousands)

                                                   General           Limited
                                                   Partners          Partners
                                                   --------          --------

Balance at September 30, 1995                      $ (595)          $(19,596)
Net loss                                              (12)            (1,169)
                                                   ------           --------
Balance at December 31, 1995                       $ (607)          $(20,765)
                                                   ======           ========

Balance at September 30, 1996                      $ (387)          $    (23)
Net loss                                               (2)              (212)
                                                   ------           --------
Balance at December 31, 1996                       $ (389)          $   (235)
                                                   ======           ========

















                             See accompanying notes.

             PAINEWEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
        For the three months ended December 31, 1996 and 1995 (Unaudited)
                      (In thousands, except per Unit data)

                                                1996                    1995
                                                ----                    ----

Revenues:
   Hotel revenues                              $    -                  $1,949
   Interest and other income                        8                      20
                                               ------                  ------
                                                    8                   1,969
Expenses:
   Hotel operating expenses                         -                   1,391
   Interest expense                                 -                   1,291
   Depreciation and amortization                    -                     240
   General and administrative                      68                      91
                                               ------                  ------
                                                   68                   3,013
                                               ------                  ------
Operating loss                                    (60)                 (1,044)

Partnership's share of
   ventures' losses                              (154)                   (137)
                                               ------                  ------

Net loss                                       $ (214)                $(1,181)
                                               ======                 =======

Net loss per 1,000 Limited
  Partnership Units                            $(5.96)                $(32.88)
                                               ======                 =======


   The above net loss per 1,000 Limited Partnership Units is based upon the 35,548,976 Limited Partnership Units outstanding during each period.



















                             See accompanying notes.

             PAINEWEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
        For the three months ended December 31, 1996 and 1995 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                                      1996              1995
                                                      ----              ----

Cash flows from operating activities:
   Net loss                                           $ (214)          $(1,181)
   Adjustments to reconcile net loss
     to net cash used in operating activities:
      Interest expense on loan payable
        to Marriott Corporation                            -              159
      Partnership's share of ventures' losses            154              137
      Depreciation and amortization                        -              240
      Changes in assets and liabilities:
        Accounts receivable                               (1)             (47)
        Due to/from Marriott Corporation                   -              774
        Inventories                                        -                2
        Other assets                                       9                3
        Accounts payable and accrued expenses              1               14
        Accrued interest payable                           -             (301)
                                                      ------           ------
            Total adjustments                            163              981
                                                      ------           ------
            Net cash used in operating activities        (51)            (200)
                                                      ------           ------

Cash flows from investing activities:
   Distributions from joint ventures                     238                -
   Additional investments in joint ventures                -              (70)
   Additions to operating investment property              -              (37)
   Net withdrawals from capital expenditure
     reserve                                               -              (76)
                                                      ------           ------
            Net cash provided by (used in)
              investing activities                       238             (183)
                                                      ------           ------

Net increase (decrease) in cash and
  cash equivalents                                       187             (383)

Cash and cash equivalents, beginning of period           433            1,362
                                                      ------           ------

Cash and cash equivalents, end of period              $  620           $  979
                                                      ======           ======

Cash paid during the period for interest              $    -           $1,433
                                                      ======           ======








                             See accompanying notes.

                          PAINEWEBBER INCOME PROPERTIES
                            EIGHT LIMITED PARTNERSHIP
                          Notes to Financial Statements
                                   (Unaudited)


1. General

      The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended September 30, 1996. In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1996 and September 30, 1996 and revenues and expenses for the three-month periods ended December 31, 1996 and 1995. Actual results could differ from the estimates and assumptions used.

2. Operating Investment Property

      The Partnership acquired a 100% interest in the Marriott Suites Hotel located in Newport Beach, California from the Marriott Corporation ("Marriott") on August 10, 1988. The Hotel consists of 254 two-room suites encompassing 201,606 square feet located on approximately 4.8 acres of land. The Hotel was managed for the Partnership by Marriott and its affiliates (the "Manager"), as described below. The Partnership purchased the operating investment property for approximately $39,946,000, including an acquisition fee paid by Marriott to the Adviser of $580,000 and a $325,000 guaranty fee paid to Marriott. The Hotel was acquired subject to a first mortgage loan with an initial principal balance of $29,400,000. In addition, the Partnership provided an initial working capital reserve of approximately $554,000 to the Manager for Hotel operations.

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

      The following is a summary of Hotel revenues and operating expenses for the three months ended December 31, 1995 (in thousands):

                                              1995
                                              ----
   Revenues:
     Guest rooms                             $1,483
     Food and beverage                          366
     Other revenue                              100
                                             ------
                                             $1,949
                                             ======

   Operating expenses:
     Guest rooms                             $  420
     Food and beverage                          310
     Other operating expenses                   538
     Management fees - Manager                   39
     Real estate taxes                           84
                                             ------
                                             $1,391
                                             ======


      The operating expenses of the Hotel noted above included significant transactions with the Manager. All Hotel employees were employees of the Manager and the related payroll costs were allocated to the Hotel operations by the Manager. A majority of the supplies and food purchased during the prior period were purchased from an affiliate of the Manager. In addition, the Manager also allocates employee benefit costs, advertising costs and management training costs to the Hotel.

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

      Summarized operations of the four joint ventures for the three months ended December 31, 1996 and 1995 are as follows:

                    Condensed Combined Summary of Operations
             For the three months ended December 31, 1996 and 1995
                                 (in thousands)

                                                1996                    1995
                                                ----                    ----

   Rental revenues and expense reimbursements  $  987                  $  962
   Other income                                    24                      27
                                               ------                  ------
                                                1,011                     989

   Property operating expenses                    534                     550
   Interest expense                               381                     390
   Depreciation and amortization                  216                     227
                                               ------                  ------
                                                1,131                   1,167
                                               ------                  ------
   Net loss                                    $ (120)                 $ (178)
                                               ======                  ======

   Net loss:
     Partnership's share of
       combined income (loss)                  $ (122)                 $ (134)
     Co-venturers' share of
       combined income (loss)                       2                     (44)
                                               ------                  ------
                                               $ (120)                 $ (178)
                                               ======                  ======

               Reconciliation of Partnership's Share of Operations

     Partnership's share of combined
       loss, as shown above                    $ (122)                 $ (134)
     Amortization of excess basis                 (32)                     (3)
                                               ------                  ------
     Partnership's share of ventures' losses   $ (154)                 $ (137)
                                               =======                 ======

4. Related Party Transactions

   Included in general and administrative expenses for three months ended December 31, 1996 and 1995 is $22,000 and $23,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

   Also included in general and administrative expenses for the three months ended December 31, 1996 and 1995 is $700 and $200, respectively, of fees paid to an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

5. Contingencies

    As discussed in more detail in the Annual Report for the year ended September 30, 1996, the Partnership is involved in certain legal actions. At the present time, the Managing General Partner is unable to determine what impact, if any, the resolution of these matters may have on the Partnership's financial statements, taken as a whole.

           PAINEWEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

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

       The loans secured by the Spinnaker Landing and Bay Club Apartments were scheduled to mature in December 1996. Due to semi-annual real estate tax payments made during the third fiscal quarter, as well as the payment of ongoing operating expenses, the monthly cash flow available from the properties was insufficient to pay the minimum debt service required in May 1996. A notice of default was issued by the mortgage lender in the fourth quarter of fiscal 1996. As of December 31, 1996, the combined debt obligation to the first mortgage holder for both properties totalled $6,298,000. The estimated combined fair value of the properties, while higher than their net carrying values, is significantly less than this debt balance. In light of these circumstances, effective in September 1996 the venture partners entered into a Property Disposition Agreement with the lender. Under the terms of the agreement, the lender agreed to delay foreclosure of the properties in order to provide the venture with an opportunity to complete a sale. Any sale of the properties is expected to be for an amount significantly below the outstanding debt balance. However, under the terms of the agreement with the lender, the Partnership and the co-venture partner can qualify to receive a nominal payment from the sales proceeds if a sale is completed by the end of the second quarter of fiscal 1997 and certain other conditions are met. As part of the agreement, a receiver was appointed for the property and will be responsible for the collection of rents and the payment of operating expenses through the end of the forbearance period.

      In December 1996, the Spinnaker Bay joint venture executed a purchase and sale agreement with an unrelated third party to sell the properties for an amount less than the total debt obligation. If the transaction were to close and the conditions referred to above were met, the Partnership could end up receiving a nominal amount from the proceeds of the sale transaction. However, the sale remains contingent upon the buyer's due diligence and the receipt of a financing commitment. Accordingly, there are no assurances that the transaction will be consummated. The Partnership has a large negative carrying value for its investment in Spinnaker Bay Associates as of December 31, 1996 because prior year equity method losses and distributions have exceeded the Partnership's investments in the venture. Consequently, the Partnership will recognize a gain upon either the sale or the foreclosure of the operating investment properties.

       During the first quarter of fiscal 1996, the Partnership funded $63,000 to the Maplewood joint venture to cover its share of the venture's annual debt service principal payment. Similar advances had been made in each of the two preceding years. During the first quarter of fiscal 1997, the Partnership's co-venture partner made another request for the Partnership to fund 70% of the $95,000 principal payment due on the venture's mortgage loan on December 2, 1996. Based on its current analysis, management has concluded that it would not be in the Partnership's best interests to continue to fund its share of the Maplewood venture's cash flow deficits. Accordingly, management informed the co-venture partner that the Partnership would not be making the requested capital contribution. In January 1997, the co-venture partner contributed 100% of the funds required to make the aforementioned principal payment. The mortgage debt secured by the Maplewood Park Apartments was provided with tax-exempt revenue bonds issued by a local housing authority. The bonds are secured by a standby letter of credit issued to the joint venture by a bank. The letter of credit, which is scheduled to expire in October 1998, is secured by a first mortgage on the venture's operating property. The revenue bonds bear interest at a floating rate that is determined daily by a remarketing agent based on comparable market rates for similar tax-exempt obligations. Such rates generally fluctuated between 3.5% and 4.5% per annum during fiscal 1996. In addition, the venture is obligated to pay a letter of credit fee, a remarketing fee and a housing authority fee under the terms of the financing agreement. The operating property produces excess net cash flow after the debt service and related fees due under the terms of the bond financing arrangement because of the low tax-exempt interest rate paid on the bonds. However, as part of the joint venture agreement the Partnership's co-venture partner receives a guaranteed cash distribution on a monthly basis to the extent that the interest cost of the venture's debt is less than 8.25% per annum. Conversely, the co-venture partner is obligated to contribute funds to the venture to the extent that the interest cost exceeds 8.25%. Over the past three years, the interest rate differential distributions to the co-venturer under the foregoing arrangement have averaged $189,000 per year. As of December 31, 1996, the Partnership and the co-venturer were not in agreement regarding the cumulative cash flow distributed to the co-venturer pursuant to this interest rate differential calculation. The Partnership believes that the co-venturer has received an additional $79,000 over the amount it is entitled to under the terms of the joint venture agreement through December 31, 1996. The ultimate resolution of this dispute cannot be determined at the present time.

     Since all of the economic benefits of the Maplewood joint venture currently accrue to the co-venture partner in the form of the interest rate differential payments described above, management concluded that continued funding of the venture's annual cash flow deficits would not be prudent. Subsequently, management made a proposal to the co-venture partner to sell the Partnership's interest in the joint venture, but no agreement has been reached to date. The current estimated market value of the Maplewood property, while higher than the property's carrying value, may be at or only slightly above the amount of the outstanding principal balance owed on the first mortgage loan as of December 1996. As a result, it is unlikely that the letter of credit underlying the mortgage loan will be renewed upon its expiration in October 1998. The net carrying value of the Partnership's investment in the Maplewood joint venture was $428,000 as of December 31, 1996. Management believes that this net carrying value may be recoverable if a sale agreement can be reached with the co-venture partner. If, however, a sale agreement or letter of credit extension cannot be achieved and a foreclosure of the operating property results, the Partnership would recognize a loss equal to its remaining investment balance. The ultimate outcome of this situation cannot be determined at the present time.

       In October 1993, the sole anchor tenant of the Norman Crossing Shopping Center vacated the center to relocate its operations. The tenant, which occupied 26,752 square feet of the property's net leasable area, is a national credit grocery store chain which is still obligated under the terms of its lease which runs through the year 2007. To date, all rents due from this tenant have been collected. Nonetheless, the anchor tenant vacancy resulted in several tenants receiving rental abatements during fiscal 1995 and has had an adverse effect on the ability to lease other vacant shop space. During the last quarter of fiscal 1995, the former anchor tenant reached an agreement to sub-lease its space to a new tenant. This new sublease tenant is a health club operator which occupies 20,552 square feet of the former anchor's space and will sublease the remaining 6,200 square feet. As a result of the new health club tenant opening for business in February 1996, the rental abatements granted to the other tenants were terminated. However, the long-term impact of this subleasing arrangement on the operations of the property remains uncertain at this time. The joint venture may have to continue to make tenant improvements and grant rental concessions in order to maintain a high occupancy level. Funding for such improvements, along with any operating cash flow deficits incurred during this period of re-stabilization for the shopping center, would be provided primarily by the Partnership. The Partnership has funded the operating deficits of the Norman Crossing joint venture to date. However, given the Partnership's limited capital resources, the Partnership cannot fund such deficits indefinitely. Consequently, the Partnership may look to sell the operating property or its interest in the joint venture in the near future. At the present time, market values for retail shopping centers in certain markets are being adversely impacted by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. Based on the current estimated fair value of the Norman Crossing Shopping Center, a sale under the existing market conditions would not result in any significant proceeds above the mortgage loan balance. In light of the above circumstances and a resulting reassessment of the Partnership's likely remaining holding period for the Norman Crossing investment, the Partnership recorded an allowance for possible investment loss of $588,000 in fiscal 1996 to write down the net carrying value of the equity interest to management's estimate of its net realizable value as of September 30, 1996.

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

      At December 31, 1996, the Partnership had available cash and cash equivalents of $620,000. Such cash and cash equivalents will be utilized as needed for Partnership requirements such as the payment of operating expenses and the funding of joint venture capital improvements or operating deficits, to the extent economically justified. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's income-producing investment properties and proceeds received from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs only on a short-term basis. If the Partnership is able to dispose of its remaining investments and complete a liquidation within the next two years, as discussed further above, the Partnership should have sufficient liquidity to meet its obligations.

Results of Operations
Three Months Ended December 31, 1996
------------------------------------

      The Partnership recognized a net loss of $214,000 for the three months ended December 31, 1996, as compared to a net loss of $1,181,000 for the same period in the prior year. The primary reason for this decrease in net loss is a decrease in the Partnership's operating loss of $984,000. This decrease in operating loss is attributable to the foreclosure of the Newport Beach Marriott Suites Hotel on August 7, 1996. The Hotel had been generating sizable operating losses prior to its foreclosure.

     The decrease in operating loss was partially offset by a slight increase in the Partnership's share of ventures' losses of $17,000. This increase is due largely to an increase in the rate of the amortization of certain closing costs incurred in connection with the Partnership's original investments in the ventures, resulting from accelerating the remaining holding period over which the costs are expensed. The combined net operating results of the four joint ventures improved by $58,000 for the three months ended December 31, 1996, when compared to the same period in the prior year, mainly due to an increase in rental revenues of $25,000 and a decrease in total expenses of $36,000. Rental revenues increased at all of the multi-family properties, most signficantly at The Meadows in the Park Apartments where income improved by 14% over the first quarter of fiscal 1996. The decrease in combined expenses was mainlly due to a reduction in repairs and maintenance costs at the Maplewood venture and a decline in marketing costs at Spinnaker Bay Associates.

                                     PART II
                                Other Information
Item 1. Legal Proceedings

       The status of the litigation involving the Partnership's General Partners and their affiliates remains unchanged from what was reported in the Annual Report on Form 10-K for the year ended September 30, 1996.

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


Dated:  February 13, 1997