Form 10-Q
period 1997-03-31
PAINEWEBBER INCOME PROPERTIES EIGHT LTD PARTNERSHIP
filed 1997-05-14
CIK 792888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                      ----------------------------------

                                   FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

           PAINEWEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP
                                BALANCE SHEETS
              March 31, 1997 and September 30, 1996 (Unaudited)
                                (In thousands)

                                    ASSETS
                                                    March 31     September 30
                                                    --------     ------------

Investments in joint ventures                       $   318           $   -
Cash and cash equivalents                               649             433
Accounts receivable                                       -               1
Other assets                                              -               9
                                                    -------           -----
                                                    $   967           $ 443
                                                    =======           =====

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable and accrued expenses               $    36           $  43
Equity in losses of joint ventures in
  excess of investments and advances                      -             810
Partners' capital (deficit)                             931            (410)
                                                    -------          ------
                                                    $   967          $  443
                                                    =======          ======



              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
          For the six months ended March 31, 1997 and 1996 (Unaudited)
                                 (In thousands)
                                                   General          Limited
                                                   Partners         Partners
                                                   --------         --------

Balance at September 30, 1995                      $ (595)          $(19,596)
Net loss                                              (20)            (1,898)
                                                   ------           --------
Balance at March 31, 1996                          $ (615)          $(21,494)
                                                   ======           ========

Balance at September 30, 1996                      $ (387)          $   (23)
Net income                                             14             1,327
                                                   ------           -------
Balance at March 31, 1997                          $ (373)          $ 1,304
                                                   ======           =======















                           See accompanying notes.

             PAINEWEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
           For the three and six months ended March 31, 1997 and 1996
                                   (Unaudited)
                      (In thousands, except per Unit data)

                                    Three Months Ended      Six Months Ended
                                        March 31,                March 31,
                                    ------------------      -----------------
                                    1997        1996        1997        1996
                                    ----        ----        ----        ----

Revenues:
   Hotel revenues                  $    -      $2,268      $    -      $4,217
   Interest and other income            9          17          17          37
                                   ------      ------      ------      ------
                                        9       2,285          17       4,254
Expenses:
   Hotel operating expenses             -       1,474           -       2,865
   Interest expense                     -       1,012           -       2,303
   Depreciation and amortization        -         209           -         449
   General and administrative          74          68         142         159
                                   ------      ------      ------      ------
                                       74       2,763         142       5,776
                                   ------      ------      ------      ------
Operating loss                        (65)       (478)       (125)     (1,522)

Partnership's share of
  ventures' losses                   (201)       (259)       (355)       (396)

Partnership's share of gain on
 sale of operating investment
 property                             477           -         477           -
                                   ------      ------      ------      ------

Income (loss) before
 extraordinary gain                   211       (737)         (3)     (1,918)

Partnership's share of
 extraordinary gain from
 forgiveness of indebtedness        1,344          -        1,344           -
                                   ------     ------       ------      ------

Net income (loss)                 $ 1,555     $ (737)      $1,341     $(1,918)
                                  =======     ======       ======      =======

Per 1,000 Limited Partnership Units:
   Income (loss) before
     extraordinary gain           $   5.91    $(20.50)     $ (0.05)   $(53.38)
   Extraordinary gain from
     forgiveness of
     indebtedness                    37.41          -         37.41         -
                                  --------    -------      --------   -------
   Net income (loss) per 1,00
     Limited Partnership Units    $  43.32    $(20.50)     $  37.36   $(53.38)
                                  ========    =======      ========   =======

   The above per 1,000 Limited Partnership Units information is based upon the 35,548,976 Limited Partnership Units outstanding during each period.





                            See accompanying notes.

             PAINEWEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
          For the six months ended March 31, 1997 and 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                                      1997              1996
                                                      ----              ----

Cash flows from operating activities:
   Net income (loss)                                  $1,341           $(1,918)
   Adjustments to reconcile net income (loss)
     to net cash (used in) provided by
       operating activities:
      Interest expense on loan payable
        to Marriott Corporation                            -              323
      Partnership's share of ventures' losses            355              396
      Depreciation and amortization                        -              449
      Gain on sale of operating investment property     (477)               -
      Extraordinary gain from forgiveness of
        indebtedness                                  (1,344)               -
      Changes in assets and liabilities:
        Accounts receivable                                1             (178)
        Due to/from Marriott Corporation                   -              895
        Inventories                                        -                8
        Other assets                                       9               (1)
        Accounts payable and accrued expenses             (7)              30
        Accrued interest payable                           -               41
                                                      ------           ------
            Total adjustments                         (1,463)           1,963
                                                      ------           ------
            Net cash (used in) provided by
              operating activities                      (122)              45
                                                      ------           ------

Cash flows from investing activities:
   Distributions from joint ventures                     358                -
   Additional investments in joint ventures              (20)             (77)
   Additions to operating investment property              -              (76)
   Net withdrawals from capital expenditure reserve        -             (116)
                                                     -------           ------
            Net cash provided by (used in)
              investing activities                       338             (269)
                                                     -------           ------

Net increase (decrease) in cash and cash equivalents     216             (224)

Cash and cash equivalents, beginning of period           433            1,362
                                                     -------           ------

Cash and cash equivalents, end of period             $   649           $1,138
                                                     =======           ======

Cash paid during the period for interest             $     -           $1,939
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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of March 31, 1997 and September 30, 1996 and revenues and expenses for the three- and six-month periods ended March 31, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

2. Foreclosure of Operating Investment Property

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

     From the time of its acquisition, the Hotel experienced substantial recurring losses after debt service. Through September 30, 1991, the Hotel's cash flow deficits were funded by Marriott under the terms of a guaranty agreement. After Marriott had fulfilled its obligation to fund deficits, the Partnership and the lender reached an agreement, which was finalized in fiscal 1993, to modify the terms of the first mortgage loan. During fiscal 1995, the Partnership reached the limit on the debt service deferrals imposed by the 1993 loan modification agreement. On February 19, 1996, the first mortgage loan secured by the Newport Beach Marriott Suites Hotel was purchased by a new lender, and the Partnership subsequently received formal notice of default from this new lender. Subsequently, the Partnership received a notice of a foreclosure sale scheduled for August 7, 1996, at which time title to the Newport Beach Marriott Suites Hotel was transferred to the mortgage lender. The transfer of the Hotel's title to the lender was accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." As a result, the Partnership recorded an extraordinary gain from settlement of debt obligation of $23,459,000 and a loss on transfer of assets at foreclosure of $137,000 in the fourth quarter of fiscal 1996. The extraordinary gain resulted from the fact that the balance of the mortgage loan and related accrued interest exceeded the estimated fair market value of the Hotel investment and other assets transferred to the lender at the time of the foreclosure. The loss on transfer of assets resulted from the fact that the net carrying value of the Hotel exceeded its estimated fair value at the time of the foreclosure.

      The following is a summary of Hotel revenues and operating expenses for the three and six months ended March 31, 1996 (in thousands):

                                    Three Months Ended        Six Months Ended
                                      March 31, 1996           March 31, 1996
                                    ------------------        ----------------

   Revenues:
     Guest rooms                        $ 1,749                  $3,232
     Food and beverage                      406                     772
     Other revenue                          113                     213
                                        -------                  ------
                                        $ 2,268                  $4,217
                                        =======                  ======

   Operating expenses:
     Guest rooms                        $   440                  $  860
     Food and beverage                      381                     691
     Other operating expenses               452                     990
     Management fees - Manager               45                      84
     Selling, general and
       administrative                        69                      69
     Real estate taxes                       87                     171
                                        -------                  ------
                                         $1,474                  $2,865
                                         ======                  ======

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

3. Investments in Joint Venture Partnerships

     As of September 30, 1996, the Partnership had investments in four joint ventures which owned five operating properties as more fully described in the Partnership's Annual Report. On March 17, 1997, Spinnaker Bay Associates, a joint venture comprised of two operating properties, Spinnaker Landing Apartments and Bay Club Apartments, located in Des Moines, Washington, sold both of its operating investment properties to an unrelated third party for $5.5 million. The gross sales price for the two apartment properties was below the outstanding balance of Spinnaker Bay Associate's first mortgage debt. However, under the terms of a Property Disposition Agreement between the mortgage lender and the joint venture, the Partnership was eligible to receive a payment of $100,000 from the net sale proceeds. The venture recognized a gain on the sale of $505,000 for the amount by which the sale price, net of certain closing costs, exceeded the net carrying values of the operating investment properties. The venture also recognized an extraordinary gain from forgiveness of indebtedness of $1,422,000 which represented the difference between the outstanding obligations and the amount accepted by the lender in full satisfaction of the first mortgage loans secured by the operating investment properties. The joint ventures are accounted for under the equity method in the Partnership's financial statements because the Partnership does not have a voting control interest in the ventures. Under the equity method, the investment in a joint venture is carried at cost adjusted for the Partnership's share of the venture's earnings, losses and distributions.

      Summarized operations of the joint ventures for the three and six months ended March 31, 1997 and 1996 are as follows:

                    Condensed Combined Summary of Operations
           For the three and six months ended March 31, 1997 and 1996
                                 (in thousands)

                                    Three Months Ended        Six Months Ended
                                         March 31,               March 31,
                                   -------------------      ------------------
                                    1997        1996         1997       1996
                                    ----        ----         ----       ----

   Rental revenues and expense
      reimbursements               $  870      $  887      $1,857      $1,854
   Other income                        71          20          95          42
                                   ------      ------      ------      ------
                                      941         907       1,952       1,896

   Property operating expenses        536         552       1,070       1,102
   Interest expense                   336         377         717         767
   Depreciation and amortization      219         229         435         456
                                   ------      ------      ------      ------
                                    1,091       1,158       2,222       2,325
                                   ------      ------      ------      ------
   Operating loss                    (150)       (251)       (270)       (429)

   Gain on sale of operating
     investment property              505           -         505           -

   Extraordinary gain from
     forgiveness of
     indebtedness                   1,422           -       1,422           -
                                   ------      ------      ------      ------
   Net income (loss)               $1,777      $ (251)    $ 1,657      $ (429)
                                   ======      ======     =======      ======

   Net income (loss):
     Partnership's share of
      combined income (loss)       $1,661      $ (199)    $ 1,539      $ (333)
     Co-venturers' share of
      combined income (loss)          116         (52)        118         (96)
                                   ------      ------     -------      ------
                                   $1,777      $ (251)    $ 1,657      $ (429)
                                   ======      ======     =======      ======

             Reconciliation of Partnership's Share of Operations

     Partnership's share of
       combined income (loss),
       as shown above              $1,661      $ (199)    $ 1,539      $ (333)
     Amortization of excess
       basis                          (41)        (60)        (73)        (63)
                                   ------      ------     -------      ------
     Partnership's share of
       ventures' net income
       (loss)                      $1,620      $ (259)    $ 1,466      $ (396)
                                   ======      ======     =======      ======

     The Partnership's share of ventures' net income (loss) is presented as follows on the accompanying statements of operations (in thousands):

      Partnership's share of
        ventures' losses           $  (201)    $  (259)    $  (355)    $  (396)
      Partnership's share of
        gain on sale of
        operating investment
        property                       477          -          477           -
      Partnership's share of
        extraordinary gain
        from forgiveness of
        indebtedness                1,344           -        1,344           -
                                   ------      ------      -------     -------
                                   $1,620      $ (259)     $ 1,466     $  (396)
                                   ======      ======      =======     =======

4. Related Party Transactions

     Included in general and administrative expenses for the six months ended March 31, 1997 and 1996 is $45,000 and $47,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

     Also included in general and administrative expenses for each of the six months ended March 31, 1997 and 1996 is $1,000 of fees paid to an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

           PAINEWEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

     As previously reported, the loans secured by the Spinnaker Landing and Bay Club Apartments were scheduled to mature in December 1996. Due to semi-annual real estate tax payments made during the third quarter of fiscal 1996, as well as the payment of ongoing operating expenses, the monthly cash flow available from the properties was insufficient to pay the minimum debt service required in May 1996. A notice of default was issued by the mortgage lender in the fourth quarter of fiscal 1996. The estimated combined fair value of the properties, while higher than their net carrying values, was significantly less than this debt balance at the time of the loan default. In light of these circumstances, effective in September 1996 the venture partners entered into a Property Disposition Agreement with the lender. Under the terms of the agreement, the lender agreed to delay foreclosure of the properties in order to provide the venture with an opportunity to complete a sale. In December 1996, the Spinnaker Bay joint venture executed a purchase and sale agreement with an unrelated third party to sell the properties for an amount less than the total debt obligation. Nonetheless, the Partnership was eligible to receive a nominal payment out of the net sale proceeds under the terms of the Property Disposition Agreement if this transaction was successfully consummated. On March 17, 1997, Spinnaker Bay Associates sold its operating investment properties, located in Des Moines, Washington, to an unrelated third party for $5.5 million. The sale generated net proceeds of $100,000 to the Partnership in accordance with the Property Disposition Agreement. The joint venture realized a gain on the sale of $505,000 for the amount by which the sale price, net of certain closing costs, exceeded the net carrying values of the operating investment properties. After the application of the net proceeds to the mortgage balance, the joint venture realized an extraordinary gain from forgiveness of indebtedness of $1,422,000. The Partnership's share of the gain on the sale and the gain from the debt forgiveness was $477,000 and $1,344,000, respectively.

     Together with the prior foreclosure losses of the Newport Beach and Atlanta Marriott Suites Hotels, which represented a combined 63% of the Partnership's original investment portfolio, the sale of the Spinnaker Landing and Bay Club Apartments for an amount which yielded only a nominal return of the Partnership's investment in those properties means that the Partnership will be unable to return any significant portion of the original capital contributed by the Limited Partners. The amount of capital which will be returned will depend upon the proceeds recovered from the final liquidation of the remaining investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their final disposition, which, for the most part, cannot presently be determined. Nonetheless, at the present time the Partnership's interest in The Meadows in the Park Apartments is the only investment with any significant value to the Partnership based on the estimated current market values of the underlying properties. The status of the remaining investments is discussed in more detail below.

     During the first quarter of fiscal 1997, the Partnership's co-venture partner in the Maplewood joint venture made a request for the Partnership to fund 70% of the $95,000 principal payment on the venture's mortgage loan which was due on December 2, 1996. Based on its current analysis, management concluded that it would not be in the Partnership's best interests to continue to fund its share of the Maplewood venture's cash flow deficits. Accordingly, management informed the co-venture partner that the Partnership would not be making the requested capital contribution. In January 1997, the co-venture partner contributed 100% of the funds required to make the aforementioned principal payment. The mortgage debt secured by the Maplewood Park Apartments was provided with tax-exempt revenue bonds issued by a local housing authority. The bonds are secured by a standby letter of credit issued to the joint venture by a bank. The letter of credit, which is scheduled to expire in October 1998, is secured by a first mortgage on the venture's operating property. The revenue bonds bear interest at a floating rate that is determined daily by a remarketing agent based on comparable market rates for similar tax-exempt obligations. In addition, the venture is obligated to pay a letter of credit fee, a remarketing fee and a housing authority fee under the terms of the financing agreement. The operating property produces excess net cash flow after the debt service and related fees due under the terms of the bond financing arrangement because of the low tax-exempt interest rate paid on the bonds. However, as part of the joint venture agreement the Partnership's co-venture partner receives a guaranteed cash distribution on a monthly basis to the extent that the interest cost of the venture's debt is less than 8.25% per annum. Conversely, the co-venture partner is obligated to contribute funds to the venture to the extent that the interest cost exceeds 8.25%. Over the past three years, the interest rate differential distributions to the co-venturer under the foregoing arrangement have averaged $189,000 per year. As of March 31, 1997, the Partnership and the co-venturer were not in agreement regarding the cumulative cash flow distributed to the co-venturer pursuant to this interest rate differential calculation. The Partnership believes that the co-venturer has received an additional $79,000 over the amount it is entitled to under the terms of the joint venture agreement through December 31, 1996. The ultimate resolution of this dispute cannot be determined at the present time.

     Since all of the economic benefits of the Maplewood joint venture currently accrue to the co-venture partner in the form of the interest rate differential payments described above, management concluded that continued funding of the venture's annual cash flow deficits would not be prudent. Subsequently, management made a proposal to the co-venture partner to sell the Partnership's interest in the joint venture, but no agreement has been reached to date. The current estimated market value of the Maplewood property, while higher than the property's carrying value, may be at or only slightly above the amount of the outstanding principal balance owed on the first mortgage loan as of March 31, 1997. As a result, it is unlikely that the letter of credit underlying the mortgage loan will be renewed upon its expiration in October 1998. The net carrying value of the Partnership's investment in the Maplewood joint venture was $373,000 as of March 31, 1997. Management believes that this net carrying value may be recoverable if a sale agreement can be reached with the co-venture partner. If, however, a sale agreement or letter of credit extension cannot be achieved and a foreclosure of the operating property results, the Partnership would recognize a loss equal to its remaining investment balance. The ultimate outcome of this situation cannot be determined at the present time.

     The Norman Crossing Shopping Center, which comprises 52,086 square feet of leasable space located in Charlotte, North Carolina, was 100% leased as of March 31, 1997. In October 1993, the sole anchor tenant of the Norman Crossing Shopping Center vacated the center to relocate its operations. The tenant, which had occupied 26,752 square feet of the property's net leasable area, is a national credit grocery store chain which is still obligated under the terms of its lease which runs through the year 2007. To date, all rents due from this tenant have been collected. During the last quarter of fiscal 1995, the former anchor tenant reached an agreement to sub-lease its space to a new tenant. This new sublease tenant which opened for business in February 1996, is a health club operator which occupies 20,552 square feet of the former anchor's space and plans to sublease the remaining 6,200 square feet. Despite being 100% leased, the Norman Crossing property does not currently generate positive cash flow after debt service and leasing expenses. The Partnership has funded the operating deficits of the Norman Crossing joint venture to date. However, given the Partnership's limited capital resources, the Partnership cannot fund such deficits indefinitely. Consequently, the Partnership may look to sell the operating property or its interest in the joint venture in the near future. At the present time, market values for retail shopping centers in certain markets are being adversely impacted by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space and by the generally flat rate of growth in retail sales. Based on the current estimated fair value of the Norman Crossing Shopping Center, a sale under the existing market conditions would not result in any significant proceeds above the mortgage loan balance. In light of the above circumstances and a resulting reassessment of the Partnership's likely remaining holding period for the Norman Crossing investment, the Partnership recorded an allowance for possible investment loss of $588,000 in fiscal 1996 to write down the net carrying value of the equity interest to management's estimate of its current net realizable value.

     As stated above, the Meadows in the Park Apartments is the only one of the Partnership's investments which would appear to have any significant value above the related mortgage loan obligations based on current estimated market values. During the quarter ended March 31, 1997, the Partnership and its co-venture partner received interest from some prospective purchasers regarding a possible sale of The Meadows in the Park Apartments. Management is currently reviewing the potential for selling the property. In addition, as discussed further above, the Partnership is focusing on potential disposition strategies for its Maplewood and Norman Crossing investments as well. Although no assurances can be given, it is currently contemplated that the dispositions of the Partnership's remaining investments could be completed within the next two years.

     At March 31, 1997, the Partnership had available cash and cash equivalents of $649,000. Such cash and cash equivalents will be utilized as needed for Partnership requirements such as the payment of operating expenses and the funding of joint venture capital improvements or operating deficits, to the extent economically justified. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's income-producing investment properties and proceeds received from the sale or refinancing of such properties. If the Partnership is able to dispose of its remaining investments and complete a liquidation within the next two years, as discussed further above, the Partnership should have sufficient liquidity to meet its obligations.

Results of Operations
Three Months Ended March 31, 1997
---------------------------------

     The Partnership recognized net income of $1,555,000 for the three months ended March 31,1997, as compared to a net loss of $737,000 for the same period in the prior year. The primary reason for this favorable change in net operating results is the sale of the operating investment properties owned by Spinnaker Bay Associates on March 17, 1997. As discussed further above, the sale transaction resulted in a gain on sale and an extraordinary gain from forgiveness of indebtedness, the Partnership's shares of which amounted to $477,000 and $1,344,000, respectively. The Partnership also had decreases in operating loss of $413,000 and in its share of ventures' losses of $58,000. The decrease in operating loss can be attributed to the foreclosure of the Newport Beach Marriott Suites Hotel on August 7, 1996. The Hotel had been generating sizable operating losses prior to its foreclosure. The Partnership's share of ventures' losses decreased mainly as a result of an increase in other income from the Maplewood joint venture, a decline in interest expense at the Meadows joint venture and small decreases in repairs and maintenance expenses at the Maplewood Apartments and the Norman Crossing Shopping Center. In addition, the prior period results include an additional one-half month of operating losses of the Spinnaker Bay joint venture as a result of the March 17, 1997 sale transaction.

Six Months Ended March 31, 1997
-------------------------------

     The Partnership recognized net income of $1,341,000 for the six months ended March 31,1997, as compared to a net loss of $1,918,000 for the same period in the prior year. The primary reason for this favorable change in net operating results is the gains totalling $1,821,000 which were realized from the sale of the Spinnaker Landing and Bay Club apartment properties, as discussed further above. The Partnership also had decreases in operating loss of $1,397,000 and in its share of ventures' losses of $41,000. The decrease in operating loss can be attributed to the foreclosure of the Newport Beach Marriott Suites Hotel on August 7, 1996. The Hotel had been generating sizable operating losses prior to its foreclosure. The Partnership's share of ventures' losses decreased mainly as a result of an increase in rental revenues at The Meadows joint venture and due to increases in other income and decreases in repairs and maintenance expenses at the Maplewood Apartments and the Norman Crossing Shopping Center. In addition, the prior period results include an additional one-half month of operating losses of the Spinnaker Bay joint venture as a result of the March 17, 1997 sale transaction.

                                   PART II
                              Other Information
Item 1. Legal Proceedings

     As previously disclosed, the Partnership's General Partners were named as defendants in a class action lawsuit against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates relating to PaineWebber's sale of 70 direct investment offerings, including the offering of interests in the various limited partnership investments and REIT stocks, including those offered by the Partnership. In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and a plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and PWPI, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court announced its final approval of the settlement. As part of the settlement agreement, PaineWebber has agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement. In addition, in December 1996 PaineWebber agreed to settle the Abbate and Bandrowski actions discussed further in the Annual Report. Final releases and dismissals with regard to these actions were received subsequent to the quarter ended March 31, 1997. Based on the settlement agreements discussed above covering all of the outstanding unitholder litigation, management does not expect that the resolution of these matters will have a material impact on the Partnership's financial statements, taken as a whole.

Item 2. through 5.   NONE

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:       NONE

(b)  Reports on Form 8-K:

     Current Report on Form 8-K was filed by the registrant on April 3, 1997 reporting the March 17, 1997 sale of Spinnaker Landing Apartments and Bay Club Apartments.

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


Dated:  May 13, 1997