Form 10-Q
period 1997-06-30
PAINEWEBBER INCOME PROPERTIES EIGHT LTD PARTNERSHIP
filed 1997-08-14
CIK 792888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                      ----------------------------------

                                   FORM 10-Q

    |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                      OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from ______  to ______.


                            Commission File Number:  0-17148



           PAINEWEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP
           -------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                            04-2921780
            --------                                            ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


265 Franklin Street, Boston, Massachusetts                            02110
------------------------------------------                            -----
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code  (617) 439-8118
                                                    --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes |X|. No   |_| .

           PAINEWEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP

                                BALANCE SHEETS
               June 30, 1997 and September 30, 1996 (Unaudited)
                                (In thousands)

                                    ASSETS
                                                    June 30       September 30
                                                    -------       ------------

Investments in joint ventures, at equity          $    108         $    -
Cash and cash equivalents                              635            433
Accounts receivable                                      1              1
Other assets                                             -              9
                                                  --------         ------
                                                  $    744         $  443
                                                  ========         ======

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable and accrued expenses             $     48         $   43
Equity in losses of joint ventures in excess
  of investments and advances                            -            810
Partners' capital (deficit)                            696           (410)
                                                  --------         ------
                                                  $    744         $  443
                                                  ========         ======



              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
          For the nine months ended June 30, 1997 and 1996 (Unaudited)
                                 (In thousands)


                                                   General          Limited
                                                   Partners         Partners
                                                   --------         --------

Balance at September 30, 1995                      $ (595)          $(19,596)
Net loss                                              (30)            (2,862)
                                                   ------           --------
Balance at June 30, 1996                           $ (625)          $(22,458)
                                                   ======           ========

Balance at September 30, 1996                      $ (387)          $   (23)
Net income                                             12              1,094
                                                   ------           --------
Balance at June 30, 1997                           $ (375)          $  1,071
                                                   ======           ========















                           See accompanying notes.

             PAINEWEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
     For the three and nine months ended June 30, 1997 and 1996 (Unaudited)
                      (In thousands, except per Unit data)

                                    Three Months Ended       Nine Months Ended
                                          June 30,                June 30,
                                    ------------------      ------------------
                                    1997        1996        1997        1996
                                    ----        ----        ----        ----

Revenues:
   Hotel revenues                  $    -      $2,185      $    -      $6,402
   Interest and other income           10          14          27          51
                                   ------      ------      -------     ------

                                       10       2,199          27       6,453
Expenses:
   Hotel operating expenses             -       1,606           -       4,471
   Interest expense                     -       1,068           -       3,371
   Depreciation and amortization        -         224           -         673
   General and administrative          84          66         226         225
                                   ------      ------      -------     ------
                                       84       2,964         226       8,740
                                   ------      ------      -------     ------
Operating loss                        (74)       (765)       (199)     (2,287)

Partnership's share of
  ventures' losses                   (161)       (209)       (516)       (605)

Partnership's share of gain
 on sale of operating
 investment properties                  -           -         477           -
                                   ------      ------      -------     ------

Loss before extraordinary gain       (235)       (974)       (238)     (2,892)

Partnership's share of
  extraordinary gain from
  forgiveness of indebtedness           -           -       1,344           -
                                   ------      ------      -------     ------

Net income (loss)                 $  (235)     $ (974)     $1,106      $(2,892)
                                  =======      ======      ======      =======

Per 1,000 Limited Partnership Units:
   Loss before extraordinary
     gain                         $ (6.57)    $(27.11)     $(6.62)     $(80.49)
   Extraordinary gain from
     forgiveness of
     indebtedness                       -           -        37.41           -
                                  -------     -------      -------     -------
   Net income (loss)              $ (6.57)    $(27.11)     $ 30.79     $(80.49)
                                  ========    =======      =======     =======


   The above per 1,000 Limited Partnership Units information is based upon the 35,548,976 Limited Partnership Units outstanding during each period.









                            See accompanying notes.

             PAINEWEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
          For the nine months ended June 30, 1997 and 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                                      1997              1996
                                                      ----              ----

Cash flows from operating activities:
   Net income (loss)                                  $1,106           $(2,892)
   Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
      Interest expense on loan payable
        to Marriott Corporation                            -              490
      Partnership's share of ventures' losses            516              605
      Depreciation and amortization                        -              673
      Gain on sale of operating investment properties   (477)               -
      Extraordinary gain from forgiveness of
        indebtedness                                  (1,344)            -
      Changes in assets and liabilities:
        Hotel cash subject to transfer at foreclosure      -             (429)
        Accounts receivable                                -             (104)
        Due to/from Marriott Corporation                   -              517
        Inventories                                        -               12
        Other assets                                       9              (12)
        Accounts payable and accrued expenses              5               11
        Accrued interest payable                           -              299
                                                      ------           ------
            Total adjustments                         (1,291)           2,062
                                                      ------           ------
            Net cash used in operating activities       (185)            (830)
                                                      ------           ------

Cash flows from investing activities:
   Distributions from joint ventures                     407                -
   Additional investments in joint ventures              (20)             (78)
   Additions to operating investment property              -              (77)
   Net withdrawals from capital expenditure reserve        -               82
                                                      ------           ------
            Net cash provided by (used in)
              investing activities                       387              (73)
                                                      ------           ------
Net increase (decrease) in cash and cash equivalents     202             (903)

Cash and cash equivalents, beginning of period           433            1,362
                                                      ------           ------

Cash and cash equivalents, end of period              $  635           $  459
                                                      ======           ======

Cash paid during the period for interest              $    -           $2,582
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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of June 30, 1997 and September 30, 1996 and revenues and expenses for the three- and nine-month periods ended June 30, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

2. Foreclosure of Operating Investment Property

      The Partnership acquired a 100% interest in the Marriott Suites Hotel located in Newport Beach, California from the Marriott Corporation ("Marriott") on August 10, 1988. The Hotel consists of 254 two-room suites encompassing 201,606 square feet located on approximately 4.8 acres of land. The Hotel was managed for the Partnership by Marriott and its affiliates (the "Manager"). The Partnership purchased the operating investment property for approximately $39,946,000, including an acquisition fee paid by Marriott to the Adviser of $580,000 and a $325,000 guaranty fee paid to Marriott. The Hotel was acquired subject to a first mortgage loan with an initial principal balance of $29,400,000. In addition, the Partnership provided an initial working capital reserve of approximately $554,000 to the Manager for Hotel operations.

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

      The following is a summary of Hotel revenues and operating expenses for the three and nine months ended June 30, 1996 (in thousands):

                                    Three Months Ended        Nine Months Ended
                                      June 30, 1996             June 30, 1996
                                    ------------------        ----------------

   Revenues:
     Guest rooms                      $ 1,674                  $4,906
     Food and beverage                    405                   1,177
     Other revenue                        106                     319
                                      -------                  ------
                                      $ 2,185                  $6,402
                                      =======                  ======

   Operating expenses:
     Guest rooms                      $   442                  $1,302
     Food and beverage                    247                     938
     Other operating expenses             748                   1,738
     Management fees - Manager             44                     128
     Selling, general and
       administrative                      37                     106
     Real estate taxes                     88                     259
                                      -------                  ------
                                      $ 1,606                  $4,471
                                      =======                  ======

      The operating expenses of the Hotel noted above included significant transactions with the Manager. All Hotel employees were employees of the Manager and the related payroll costs were allocated to the Hotel operations by the Manager. A majority of the supplies and food purchased during the prior period were purchased from an affiliate of the Manager. In addition, the Manager also allocated employee benefit costs, advertising costs and management training costs to the Hotel.

3. Investments in Joint Venture Partnerships

      As of September 30, 1996, the Partnership had investments in four joint ventures which owned five operating properties as more fully described in the Partnership's Annual Report. On March 17, 1997, Spinnaker Bay Associates, a joint venture comprised of two operating properties, Spinnaker Landing Apartments and Bay Club Apartments, located in Des Moines, Washington, sold both of its operating investment properties to an unrelated third party for $5.5 million. The gross sales price for the two apartment properties was below the outstanding balance of Spinnaker Bay Associates' first mortgage debt. However, under the terms of a Property Disposition Agreement between the mortgage lender and the joint venture, the Partnership was eligible to receive a payment of $100,000 from the net sale proceeds. The venture recognized a gain on the sale of $505,000 for the amount by which the sale price, net of certain closing costs, exceeded the net carrying values of the operating investment properties. The venture also recognized an extraordinary gain from forgiveness of indebtedness of $1,422,000 which represented the difference between the outstanding obligations and the amount accepted by the lender in full satisfaction of the first mortgage loans secured by the operating investment properties. The Partnership's share of the gain on the sale and the gain from the debt forgiveness was $477,000 and $1,344,000, respectively.

      The joint ventures are accounted for under the equity method in the Partnership's financial statements because the Partnership does not have a voting control interest in the ventures. Under the equity method, the investment in a joint venture is carried at cost adjusted for the Partnership's share of the venture's earnings, losses and distributions.

      Summarized operations of the joint ventures for the three and nine months ended June 30, 1997 and 1996 are as follows:

                    Condensed Combined Summary of Operations
           For the three and nine months ended June 30, 1997 and 1996
                                 (in thousands)

                                      Three Months Ended       Nine Months Ended
                                           June 30,                June 30,
                                      -------------------    ------------------
                                      1997        1996        1997       1996
                                      ----        ----        ----       ----

   Rental revenues and expense
      reimbursements              $   665      $  967      $2,522      $2,821
   Other income                        19          33         114          75
                                  -------      ------      ------      ------
                                      684       1,000       2,636       2,896

   Property operating expenses        406         625       1,476       1,727
   Interest expense                   233         376         950       1,143
   Depreciation and amortization      166         214         601         670
                                  -------      ------      ------      ------
                                      805       1,215       3,027       3,540
                                  -------      ------      ------      ------
   Operating loss                    (121)       (215)       (391)       (644)

   Gain on sale of operating
     investment properties              -           -         505           -

   Extraordinary gain from
     forgiveness of
     indebtedness                       -           -       1,422           -
                                  -------      ------      ------      ------

   Net income (loss)              $  (121)     $ (215)     $1,536      $ (644)
                                  =======      ======      ======      ======

   Net income (loss):
     Partnership's share of
      combined income (loss)      $  (134)     $ (177)     $1,405      $ (510)
     Co-venturers' share of
      combined income (loss)           13         (38)        131        (134)
                                  -------      ------      ------      ------
                                  $  (121)     $ (215)     $1,536      $ (644)
                                  =======      ======      ======      ======

             Reconciliation of Partnership's Share of Operations

                                    Three Months Ended       Nine Months Ended
                                         June 30,                June 30,
                                    ------------------       -----------------
                                      1997        1996        1997       1996
                                      ----        ----        ----       ----

   Partnership's share of combined
     income (loss), as shown above  $  (134)   $  (177)    $ 1,405     $  (510)
   Amortization of excess basis         (27)       (32)       (100)        (95)
                                    -------    -------     -------     -------
   Partnership's share of ventures'
     net income (loss)              $  (161)   $  (209)    $ 1,305     $  (605)
                                    =======    =======     =======     =======

     The Partnership's share of ventures' net income (loss) is presented as follows on the accompanying statements of operations (in thousands):

                                      Three Months Ended       Nine Months Ended
                                           June 30,                June 30,
                                      ------------------     ------------------
                                      1997        1996        1997       1996
                                      ----        ----        ----       ----

Partnership's share of ventures'
  losses                           $ (161)    $  (209)     $ (516)    $  (605)
Partnership's share of gain on
  sale of operating investment
  property                              -           -         477           -
Partnership's share of
  extraordinary gain from
  forgiveness of indebtedness           -           -       1,344           -
                                   ------     -------      ------     -------
                                   $ (161)    $  (209)     $1,305     $  (605)
                                   ======     =======      ======     =======

4. Related Party Transactions

       Included in general and administrative expenses for the nine months ended June 30, 1997 and 1996 is $68,000 and $71,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

       Also included in general and administrative expenses for each of the nine months ended June 30, 1997 and 1996 is $2,000 of fees paid to an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

           PAINEWEBBER INCOME PROPERTIES EIGHT LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

      As previously reported, the loans secured by the Spinnaker Landing and Bay Club Apartments matured in December 1996. Due to semi-annual real estate tax payments made during the third quarter of fiscal 1996, as well as the payment of ongoing operating expenses, the monthly cash flow available from the properties was insufficient to pay the minimum debt service required in May 1996. A notice of default was issued by the mortgage lender in the fourth quarter of fiscal 1996. The estimated combined fair value of the properties, while higher than their net carrying values, was significantly less than the debt balance at the time of the loan default. The original balance of the first mortgage loans secured by the Spinnaker Landing and Bay Club properties aggregated $4,250,000. However, the balance owed to the first mortgage lender had increased to approximately $6,150,000 at the date of the loan maturities as a result of funds contributed by the lender to pay for the costs of repairing the construction defects at the properties and interest deferrals granted during the period in which the repairs were completed. In light of these circumstances, effective in September 1996 the venture partners entered into a Property Disposition Agreement with the lender. Under the terms of the agreement, the lender agreed to delay foreclosure of the properties in order to provide the venture with an opportunity to complete a sale. In December 1996, the Spinnaker Bay joint venture executed a purchase and sale agreement with an unrelated third party to sell the properties for an amount less than the total debt obligation. Nonetheless, the Partnership was eligible to receive a nominal payment out of the net sale proceeds under the terms of the Property Disposition Agreement if this transaction was successfully consummated. On March 17, 1997, Spinnaker Bay Associates sold its operating investment properties, located in Des Moines, Washington, to an unrelated third party for $5.5 million. The sale generated net proceeds of $100,000 to the Partnership in accordance with the Property Disposition Agreement. The joint venture realized a gain on the sale of $505,000 for the amount by which the sale price, net of certain closing costs, exceeded the net carrying values of the operating investment properties. After the application of the net proceeds to the mortgage balance, the joint venture realized an extraordinary gain from forgiveness of indebtedness of $1,422,000. The Partnership's share of the gain on the sale and the gain from the debt forgiveness was $477,000 and $1,344,000, respectively.

      Together with the prior foreclosure losses of the Newport Beach and Atlanta Marriott Suites Hotels, which represented a combined 63% of the Partnership's original investment portfolio, the sale of the Spinnaker Landing and Bay Club Apartments for an amount which yielded only a nominal return of the Partnership's investment in those properties means that the Partnership will be unable to return any significant portion of the original capital contributed by the Limited Partners. The amount of capital which will be returned will depend upon the proceeds recovered from the final liquidation of the three remaining investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their final disposition, which, for the most part, cannot presently be determined. Nonetheless, at the present time the Partnership's interest in The Meadows in the Park Apartments is the only investment with any significant value to the Partnership based on the estimated current market values of the underlying properties. The status of the remaining investments is discussed in more detail below.

      During the first quarter of fiscal 1997, the Partnership's co-venture partner in the Maplewood joint venture made a request for the Partnership to fund 70% of the $95,000 principal payment on the venture's mortgage loan which was due on December 2, 1996. Based on an analysis of the expected future economic benefits from the Maplewood joint venture, management concluded that it would not be in the Partnership's best interests to continue to fund its share of the venture's cash flow deficits. Accordingly, management informed the co-venture partner that the Partnership would not be making the requested capital contribution. In January 1997, the co-venture partner contributed 100% of the funds required to make the aforementioned principal payment. The mortgage debt secured by the Maplewood Park Apartments was provided with tax-exempt revenue bonds issued by a local housing authority. The bonds are secured by a standby letter of credit issued to the joint venture by a bank. The letter of credit, which is scheduled to expire in October 1998, is secured by a first mortgage on the venture's operating property. The revenue bonds bear interest at a floating rate that is determined daily by a remarketing agent based on comparable market rates for similar tax-exempt obligations. In addition, the venture is obligated to pay a letter of credit fee, a remarketing fee and a housing authority fee under the terms of the financing agreement. The operating property produces excess net cash flow after the debt service and related fees due under the terms of the bond financing arrangement because of the low tax-exempt interest rate paid on the bonds. However, as part of the joint venture agreement the Partnership's co-venture partner receives a guaranteed cash distribution on a monthly basis to the extent that the interest cost of the venture's debt is less than 8.25% per annum. Conversely, the co-venture partner is obligated to contribute funds to the venture to the extent that the interest cost exceeds 8.25%. Over the past three years, the interest rate differential distributions to the co-venturer under the foregoing arrangement have averaged $189,000 per year. As of June 30, 1997, the Partnership and the co-venturer were not in agreement regarding the cumulative cash flow distributed to the co-venturer pursuant to this interest rate differential calculation. The Partnership believes that the co-venturer has received an additional $102,000 over the amount it is entitled to under the terms of the joint venture agreement through June 30, 1997.

     Since all of the economic benefits of the Maplewood joint venture currently accrue to the co-venture partner in the form of the interest rate differential payments described above, management concluded that continued funding of the venture's annual cash flow deficits would not be prudent. Subsequently, management made a proposal to the co-venture partner to sell the Partnership's interest in the joint venture. Negotiations for this potential sale continued through the third quarter. Subsequent to the quarter-end, a tentative agreement was reached with the co-venture partner to sell the Partnership's interest for approximately $335,000. Because the sale is still subject to final negotiations and documentation, there can be no assurances that any transaction will be completed. Although the $335,000 is substantially less than the amount of the Partnership's original investment in this joint venture of $2,563,839, management believes it is fully reflective of the current value of the Partnership's interest. The current estimated market value of the Maplewood property, while higher than the property's carrying value, may be at or only slightly above the amount of the outstanding principal balance owed on the first mortgage loan as of June 30, 1997. As a result, it is unlikely that the letter of credit underlying the mortgage loan would be renewed upon its expiration in October 1998. The net carrying value of the Partnership's investment in the Maplewood joint venture was $248,000 as of June 30, 1997. Management believes that this net carrying value is recoverable if the sale agreement can be finalized with the co-venture partner. If, however, a sale agreement or letter of credit extension cannot be achieved and a foreclosure of the operating property results, the Partnership would recognize a loss equal to its remaining investment balance. The ultimate outcome of this situation cannot be determined at the present time.

     The Norman Crossing Shopping Center, which comprises 52,086 square feet of leasable space located in Charlotte, North Carolina, was 100% leased and 88% occupied as of June 30, 1997. In October 1993, the sole anchor tenant of the Norman Crossing Shopping Center vacated the center to relocate its operations. The tenant, which had occupied 26,752 square feet of the property's net leasable area, is a national credit grocery store chain which is still obligated under the terms of its lease which runs through the year 2007. To date, all rents due from this tenant have been collected. During the last quarter of fiscal 1995, the former anchor tenant reached an agreement to sub-lease its space to a new tenant. This new sublease tenant which opened for business in February 1996, is a health club operator which occupies 20,552 square feet of the former anchor's space and continues to market the remaining 6,200 square feet for lease. During the quarter ended June 30, 1997, JC Penney Co., Inc, which owns Eckerd Drug Stores, purchased the Kerr Drug chain of drug stores. At Norman Crossing, Kerr Drug leases 9,600 square feet, or 18% of the Center's leasable area, through December 2007. The property's leasing team has been informed by Kerr Drug that the store will be remodeled and will operate as an Eckerd Drug store. Currently, there is an Eckerd Drug store operating in a grocery store anchored shopping center across the street from Norman Crossing. The terms of the lease on the Norman Crossing store do not allow for a closing of the drug store. Consequently, the Norman Crossing store is expected to remain open. Despite being 100% leased, the Norman Crossing property does not currently generate positive cash flow after debt service and capital expenses. The Partnership has funded the operating deficits of the Norman Crossing joint venture to date. However, given the Partnership's limited capital resources, the Partnership cannot fund such deficits indefinitely. Consequently, the Partnership may look to sell the operating property or its interest in the joint venture in the near future. At the present time, market values for retail shopping centers in certain markets are being adversely impacted by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space and by the generally flat rate of growth in retail sales. Based on the current estimated fair value of the Norman Crossing Shopping Center, a sale under the existing market conditions would not result in any significant proceeds above the mortgage loan balance.

     As stated above, the Meadows in the Park Apartments is the only one of the Partnership's investments which would appear to have any significant value above the related mortgage loan obligations based on current estimated market values. During the first quarter of fiscal 1997, the Partnership and its co-venture partner received unsolicited proposals from some prospective purchasers regarding a possible sale of The Meadows in the Park Apartments. After reviewing the offers, the Partnership determined that the property could be sold at a higher price and directed the co-venture partner to market the property for sale. Subsequent to the end of the current quarter, an offer was received from a qualified buyer which could fit the Partnership's sale criteria. This offer is currently under review by the Partnership and its co-venture partner. If this potential transaction were to close in accordance with the proposed terms, the property would be sold for $9,600,000 and the Partnership would realize net proceeds of approximately $3.7 million after closing costs, repayment of the outstanding first mortgage loan and the co-venturer's share of the net proceeds. However, since any sale transaction remains contingent upon, among other things, the execution of definitive sale agreements and the satisfactory completion of the buyer's due diligence, there are no assurances that a sale will be completed. In addition, as discussed further above, the Partnership is focusing on potential disposition strategies for its Maplewood and Norman Crossing investments as well. Although no assurances can be given, it is currently contemplated that the dispositions of the Partnership's remaining investments could be completed within the next two years.

      At June 30, 1997, the Partnership had available cash and cash equivalents of $635,000. Such cash and cash equivalents will be utilized as needed for Partnership requirements such as the payment of operating expenses and the funding of joint venture capital improvements or operating deficits, to the extent economically justified. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's income-producing investment properties and proceeds received from the sale or refinancing of such properties. If the Partnership is able to dispose of its remaining investments and complete a liquidation within the next two years, as discussed further above, the Partnership should have sufficient liquidity to meet its obligations.

Results of Operations
Three Months Ended June 30, 1997
--------------------------------

     The Partnership recognized a net loss of $235,000 for the three months ended June 30, 1997, as compared to a net loss of $974,000 for the same period in the prior year. The primary reason for this favorable change in net operating results is a decrease in the Partnership's operating loss of $691,000. The decrease in operating loss can be attributed to the foreclosure of the Newport Beach Marriott Suites Hotel on August 7, 1996. The Hotel had been generating sizable operating losses prior to its foreclosure. In addition, the Partnership's share of ventures' losses decreased by $48,000 mainly as a result of three months of operating losses of the Spinnaker Bay joint venture being recorded during the prior period. No losses from Spinnaker Bay are reflected during the current three-month period as a result of the March 17, 1997 sale transaction discussed further above. An improvement in the operating results of the Meadows joint venture also contributed to the decrease in the Partnership's share of ventures' losses for the current period. Such improvement was mainly the result of an increase in rental revenues and a decline in repairs and maintenance expenses. These favorable changes in the Partnership's share of ventures' losses were partially offset by a decrease in rental income from the Maplewood joint venture as a result of several apartment units being taken out of service to be repaired due to fire damage.

Nine Months Ended June 30, 1997
-------------------------------

     The Partnership recognized net income of $1,106,000 for the nine months ended June 30, 1997, as compared to a net loss of $2,892,000 for the same period in the prior year. The primary reason for this favorable change in net operating results is the gains totalling $1,821,000 which were realized from the sale of the Spinnaker Landing and Bay Club apartment properties, as discussed further above. The Partnership also had decreases in operating loss of $2,088,000 and in its share of ventures' losses of $89,000. The decrease in operating loss can be attributed to the foreclosure of the Newport Beach Marriott Suites Hotel on August 7, 1996. The Hotel had been generating sizable operating losses prior to its foreclosure. The Partnership's share of ventures' losses decreased by $89,000 mainly as a result of the prior period including nine months of operating losses of the Spinnaker Bay joint venture. Only five and one-half months of operating losses from Spinnaker Bay are included in the current period results due to the March 17, 1997 sale transaction discussed further above. An improvement in the operating results of the Meadows joint venture also contributed to the decrease in the Partnership's share of ventures' losses for the current period. Such improvement was mainly the result of an increase in rental revenues and a decline in repairs and maintenance expenses. These favorable changes in the Partnership's share of ventures' losses were partially offset by a decrease in rental income from the Maplewood joint venture as a result of several apartment units being taken out of service to be repaired due to fire damage.

                                   PART II
                              Other Information
Item 1. Legal Proceedings

     As previously disclosed, the Partnership's General Partners were named as defendants in a class action lawsuit against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates relating to PaineWebber's sale of 70 direct investment offerings, including the offering of interests in the various limited partnership investments and REIT stocks, including those offered by the Partnership. In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and a plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and PWPI, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court announced its final approval of the settlement. The release of the $125 million of settlement proceeds has not occurred to date pending the resolution of an appeal of the settlement agreement by two of the plaintiff class members. As part of the settlement agreement, PaineWebber has agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement. In addition, in December 1996 PaineWebber agreed to settle the Abbate and Bandrowski actions discussed further in the Annual Report. Final releases and dismissals with regard to these actions were received during the quarter ended June 30, 1997. Based on the settlement agreements discussed above covering all of the outstanding unitholder litigation, and notwithstanding the appeal of the class action settlement referred to above, management does not expect that the resolution of these matters will have a material impact on the Partnership's financial statements, taken as a whole.

Item 2. through 5.   NONE

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:       NONE

(b)  Reports on Form 8-K:

     A Current Report on Form 8-K was filed by the registrant on April 3, 1997 reporting the March 17, 1997 sale of Spinnaker Landing Apartments and Bay Club Apartments.

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


                                          PAINEWEBBER INCOME PROPERTIES
                                            EIGHT LIMITED PARTNERSHIP


                                          By:   Eighth Income Properties, Inc.
                                                Managing General Partner




                                          By: /s/ Walter V. Arnold
                                              --------------------
                                              Walter V. Arnold
                                              Senior Vice President and Chief
                                              Financial Officer


Dated:  August 13, 1997